Form 10QSB
period 2006-03-31
TENBY PHARMA INC
filed 2006-06-22
CIK 1355015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number _____________

Tenby Pharma Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4142367
(State or other jurisdiction of	(I.R.S. employer
incorporation or organization)	identification number)

270 Presidential Drive
Wilmington, DE	19807
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (302) 743-2995

No change
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of June 20, 2006.

Transitional Small Business Disclosure Format (Check one):     YES [ ]     NO [X]

TENBY PHARMA INC.

- INDEX -

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TENBY PHARMA INC.
A Development Stage Company
Balance Sheet (Unaudited)
March 31, 2006

ASSETS
Current assets
Cash and cash equivalents	$7,761

Total assets	$7,761

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$6,575

Long term liabilities
Loans payable stockholder	17,500

Total liabilities	24,075

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and
outstanding	—
Common stock - $.0001 par value, 150,000,000 shares
authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	12,250
(Deficit) accumulated during the development stage	(28,814)

Total stockholder’s deficiency	(16,314)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$7,761

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Statement of Operations (Unaudited)
For the period January 3, 2006 (Inception) Through March 31, 2006

Revenues	$—

General and administrative expenses	28,814

Net (loss)	$(28,814)

Basic and diluted (loss) per share	$(.02)

Weighted average number of common shares outstanding	1,698,402

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Statement of Changes in Stockholder’s Deficiency (Unaudited)
For the period January 3, 2006 (Inception) Through March 31, 2006

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 3 2006 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of common stock on January 31, 2006	—	—	2,500,000	250	12,250	—	12,500

Net (loss)	—	—	—	—	—	(28,814)	(28,814)

Balance March 31, 2006	—	$—	2,500,000	$250	$12,250	$(28,814)	$(16,314)

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Statement of Cash Flows (Unaudited)
For the period January 3, 2006 (Inception) Through March 31, 2006

Cash flows from operating activities:
Net (loss)	$(28,814)
Adjustments to reconcile net loss to
net cash used in operations:
Accrued interest on stockholder loan	75
Accounts payable	6,500

Net cash used in operating activities	(22,239)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,500
Proceeds from stockholder’s loans	17,500

Cash provided by financing activities	30,000

Net increase in cash and cash equivalents	7,761

Cash and cash equivalents - beginning	—

Cash and cash equivalents - ending	$7,761

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
March 31, 2006

1 -	DEVELOPMENT STAGE COMPANY

Tenby Pharma Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the company to date relate to its organization, initial funding and share issuance. The company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholder’s deficiency and a deficit accumulated during the development stage. Management plans to raise additional capital and to seek potential merger candidates. The stockholder made a capital contribution of $6,000 in April 2006.

2 -	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

a.
Use of Estimates - The preparation of the financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.
Cash and Cash Equivalents - For purposes of the statement of cash flows, the Company considers highly liquid financial instruments purchased with a maturity of three months or less to be cash equivalents.

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $4,000 at March 31, 2006, and has been fully offset by a valuation allowance.

TENBY PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
March 31, 2006

d.
Loss Per Common Share - Basic loss per share is calculated using the weighted-average number of common shares outstanding during each reporting period. Diluted loss per share includes potentially dilutive securities such as outstanding options and warrants, using various methods such as the treasury stock or modified treasury stock method in the determination of dilutive shares outstanding during each reporting period. The Company does not have any potentially dilutive instruments.

e.
Fair Value of Financial Instruments - The carrying value of cash equivalents, accounts payable and accrued expenses approximates fair value due to the short period of time to maturity. The stockholder loan approximates fair value based on market rates available to the company for financing with similar terms.

3 -	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

The Company has two notes payable to its sole stockholder aggregating $17,500. Interest expense for the period presented totaled $75 and accrues at 4%. The entire amount, principal and interest, is due on the earlier of December 31, 2010 or on the date the Company consummates a merger or similar transaction with an operating business.

4 -	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements),” that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting

TENBY PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
March 31, 2006

principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

Statement 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006).

5 -	INTERIM FINANCIAL STAEMENTS

The accompanying interim financial statements of the Company as of March 31, 2006, and for the period January 3, 2006 (inception) through March 31, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10 SB for the period from inception (January 3, 2006) through February 15, 2006. There have been no changes in significant accounting polices since February 15, 2006.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. The Company has not realized any revenues from operations since January 3, 2006 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to March 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

Item 3. Controls and Procedures.

Evaluation of disclosure controls and procedures.
-------------------------------------------------
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules, regulations and related forms, and that such information is accumulated and communicated to the our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended March 31, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description
*3.1	Certificate of Incorporation

*3.2	By-laws

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended March 31, 2006

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 7, 2006, and incorporated herein by this reference.

2

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 20, 2006	TENBY PHARMA INC.

	By:	/s/ Randy Milby
Randy Milby
President

3