Form 10QSB
period 2006-06-30
TENBY PHARMA INC
filed 2006-08-08
CIK 1355015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51834

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 4, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐  NO ☒

TENBY PHARMA INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of June 30, 2006 (unaudited)	F-1

Statements of Operations for the Quarter Ended June 30, 2006	F-2
(unaudited) and the Cumulative Period from Inception
(January 3, 2006) through June 30, 2006 (unaudited)

Statement of Stockholder's Deficiency for the Period from Inception	F-3
(January 3, 2006) through June 30, 2006 (unaudited)

Statement of Cash Flows for the Cumulative Period from Inception	F-4
(January 3, 2006) through June 30, 2006 (unaudited)

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	3

Signatures	4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TENBY PHARMA INC.
A Development Stage Company
Balance Sheet (Unaudited)
June 30, 2006
ASSETS
Current assets
Cash and cash equivalents	$756

Total assets	$756

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$5,750

Long term liabilities
Loan payable stockholder	17,500

Total liabilities	23,250

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000
shares authorized; -0- shares issued and
outstanding	—
Common stock - $.0001 par value, 150,000,000 shares
authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	18,250
(Deficit) accumulated during the development stage	(40,994)

Total stockholder’s deficiency	(22,494)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$756

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Statements of Operations (Unaudited)

	Quarter	Period from January 3, 2006 (Inception)
	Ended	Through
	June 30, 2006	June 30, 2006

Revenues	$—	$—

General and administrative expenses	12,180	40,994

Net (loss)	$(12,180)	$(40,994)

Basic and diluted (loss) per share		$(.02)

Weighted average number of common shares outstanding		2,108,939

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Statement of Stockholder’s Deficiency (Unaudited)
For the period January 3, 2006 (Inception) Through June 30, 2006

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 3
2006 (inception)	—	$—	—	$—	$—	$—	$—
Issuance of
common stock
on January 31,
2006	—	—	2,500,000	250	12,250	—	12,500
Capital contribution
from stockholder
on April 20, 2006	—	—	—	—	6,000	—	6,000

Net (loss)	—	—	—	—	—	(40,994)	(40,994)

Balance June
30, 2006	—	$—	2,500,000	$250	$18,250	$(40,994)	$(22,494)

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Statement of Cash Flows (Unaudited)
For the period January 3, 2006 (Inception) Through June 30, 2006

Cash flows from operating activities:
Net (loss)	$(40,994)
Adjustments to reconcile net loss to
net cash used in operations:
Accrued interest on stockholder loan	250
Accounts payable	5,500

Net cash used in operating activities	(35,244)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,500
Capital contribution from sole stockholder	6,000
Proceeds from stockholder’s loan	17,500

Cash provided by financing activities	36,000

Net increase in cash and cash equivalents	756

Cash and cash equivalents - beginning	—

Cash and cash equivalents - ending	$756

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2006

1-	DEVELOPMENT STAGE COMPANY

Tenby Pharma Inc., a development stage company (the "Company"), was incorporated in the State of Delaware on January 3, 2006. All activities of the company to date relate to its organization, initial funding and share issuance. The company is looking to acquire an existing company or acquire the technology to begin operations.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. At the balance sheet date, the Company has a stockholder’s deficiency and a deficit accumulated during the development stage. Management plans to raise additional capital and to seek potential merger candidates. The stockholder made a capital contribution of $2,400 in July 2006.

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

c.
Income Taxes - The Company utilizes the liability method of accounting for income taxes. Under the liability method deferred tax assets and liabilities are determined based on the differences between the financial reporting basis and the tax basis of the assets and liabilities and are measured using the enacted tax rates and laws that will be in effect, when the differences are expected to reverse. An allowance against deferred tax assets is recognized, when it is more likely than not, that such tax benefits will not be realized. The Company’s gross deferred tax asset related to capitalized startup costs totaled approximately $6,100 at June 30, 2006, and has been fully offset by a valuation allowance.

TENBY PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2006

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

3-	RELATED PARTY TRANSACTIONS

The Company utilizes the office space and equipment of its sole stockholder at no cost. Management estimates such amounts to be immaterial.

The Company has two notes payable to its sole stockholder aggregating $17,500. Interest expense for the quarter ended June 30, 2006 and the period January 3, 2006 (inception) through June 30, 2006 totaled $175 and $250, respectively and accrues at 4%. The entire amount, principal and interest, is due on the earlier of December 31, 2010 or on the date the Company consummates a merger or similar transaction with an operating business.

4 -	RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, FASB issued SFAS No. 154, “Accounting Changes and Error Corrections - a Replacement of APB Opinion No. 20 (Accounting Changes) and FASB No. 3 (Reporting Accounting Changes in Interim Financial Statements),” that changes requirements for the accounting for and reporting of a change in accounting principle. This Statement requires retrospective application to prior periods’ financial statements of changes in accounting principle unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. When it is impracticable to determine the period-specific effects of an accounting change on one or more individual prior periods presented, this Statement requires that the new accounting principle be applied to the balances of assets and liabilities as of the beginning of the earliest period for which retrospective application is practicable and that a corresponding adjustment be made to the opening balance of retained earnings (or other appropriate components of equity or net assets in the statement of financial position) for that period rather than being reported in an income statement. When it is impracticable to determine the cumulative effect of applying a change in accounting principle to prior periods, this Statement requires that the new accounting principle be applied as if it were adopted prospectively from the earliest date practicable.

TENBY PHARMA INC.
A Development Stage Company
Notes to Unaudited Interim Financial Statements
June 30, 2006

SFAS No. 154 is effective for accounting changes and error corrections made in fiscal years beginning after December 15, 2005 (calendar year 2006). The company does not expect the adoption of SFAS No. 154 to have an effect on its financial statements.

5 -	INTERIM FINANCIAL STAEMENTS

The accompanying interim financial statements of the Company as of June 30, 2006, and for the quarter then ended and for the period from January 3, 2006 (inception) through June 30, 2006 have been prepared in accordance with accounting principles generally accepted for interim financial statement presentation and in accordance with the instructions to Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments necessary for a fair statement of the results of operations and financial position for the interim period presented have been included. All such adjustments are of a normal recurring nature. This financial information should be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10 SB for the period from inception (January 3, 2006) through February 15, 2006. There have been no changes in significant accounting polices since February 15, 2006.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from January 3, 2006 (inception) to June 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.
-----------------------------
There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the quarter ended June 30, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

The Company is in discussions with a private company with respect to entering into a possible reverse merger transaction pursuant to which, based on current discussions, the current owners of the private company would acquire substantially all the equity interests of the Registrant. No agreement or letter of intent has been entered into with this private company, and there can be no assurance that we will successfully conclude a transaction.

On June 15, 2006, the Company issued a 4% promissory note payable in the amount of $5,000, payable to Randy Milby, the sole officer, director and stockholder of the Company (the “Note”). The Note and all accrued interest mature upon completion of a merger, and if no merger is consummated, then the Note will reach maturity on December 31, 2010.

2

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2006.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's registration statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 7, 2006, and incorporated herein by this reference.

3

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused the Report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: August 4, 2006	TENBY PHARMA INC.

	By:	/s/ Randy Milby
Randy Milby
President

4