Form 10QSB/A
period 2006-06-30
TENBY PHARMA INC
filed 2006-08-23
CIK 1355015

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

[X] QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

[ ] TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-51834

Tenby Pharma Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	20-4142367
(State or other jurisdiction of incorporation or organization)	(I.R.S. employer identification number)

270 Presidential Drive Wilmington, DE	19807
(Address of principal executive offices)	(Zip Code)

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,500,000 shares of Common Stock, par value $ .0001 per share, outstanding as of August 22, 2006.

Transitional Small Business Disclosure Format (Check one): YES [ ] NO [X]

TENBY PHARMA INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of June 30, 2006 (unaudited)	F-1

Statements of Operations for the Quarter Ended June 30, 2006	F-2
(unaudited) and the Cumulative Period from Inception
(January 3, 2006) through June 30, 2006 (unaudited)

Statement of Stockholder’s Deficiency for the Period from Inception	F-3
(January 3, 2006) through June 30, 2006 (unaudited)

Statement of Cash Flows for the Cumulative Period from Inception	F-4
(January 3, 2006) through June 30, 2006 (unaudited)

Notes to Unaudited Financial Statements	F-5

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	3

Signatures	4

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

TENBY PHARMA INC.
A Development Stage Company
Balance Sheet (Unaudited)
June 30, 2006

ASSETS
Current assets
Cash and cash equivalents	$756

Total assets	$756

LIABILITIES AND STOCKHOLDER’S DEFICIENCY
Current liabilities
Accounts payable and accrued expenses	$5,750

Long term liabilities
Loan payable stockholder	17,500

Total liabilities	23,250

Stockholder’s deficiency
Preferred stock - $.0001 par value, 10,000,000 shares authorized; -0- shares issued and outstanding	-
Common stock - $.0001 par value, 150,000,000 shares authorized; 2,500,000 shares issued and outstanding	250
Additional paid-in capital	18,250
(Deficit) accumulated during the development stage	(40,994)

Total stockholder’s deficiency	(22,494)

TOTAL LIABILITIES AND STOCKHOLDER’S DEFICIENCY	$756

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Statements of Operations (Unaudited)

		Period
		From
		January
		3, 2006
	Quarter	(Inception)
	Ended	Through
	June 30,	June 30,
	2006	2006

Revenues	$-	$-

General and administrative expenses	12,180	40,994

Net (loss)	$(12,180)	$(40,994)

Basic and diluted (loss) per share	$(.00)	$(.02)

Weighted average number of common shares outstanding	2,500,000	2,108,939

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Statement of Stockholder’s Deficiency (Unaudited)
For the period January 3, 2006 (Inception) Through June 30, 2006

						(Deficit)
						Accumulated
					Additional	During the
	Preferred Stock		Common Stock		Paid-In	Development	Stockholder’s
	Shares	Amount	Shares	Amount	Capital	Stage	Deficiency

Balance January 3 2006 (inception)	-	$-	-	$-	$-	$-	$-
Issuance of common stock on January 31, 2006	-	-	2,500,000	250	12,250	-	12,500
Capital contribution from stockholder on April 20, 2006	-	-	-	-	6,000	-	6,000

Net (loss)	-	-	-	-	-	(40,994)	(40,994)

Balance June 30, 2006	-	$-	2,500,000	$250	$18,250	$(40,994)	$(22,494)

See notes to unaudited interim financial statements.

TENBY PHARMA INC.
A Development Stage Company
Statement of Cash Flows (Unaudited)
For the period January 3, 2006 (Inception) Through June 30, 2006

Cash flows from operating activities:
Net (loss)	$(40,994)
Adjustments to reconcile net loss to net cash used in operations:
Accrued interest on stockholder loan	250
Accounts payable	5,500

Net cash used in operating activities	(35,244)

Cash flows from financing activities:
Proceeds from issuance of common stock	12,500
Capital contribution from sole stockholder	6,000
Proceeds from stockholder’s loan	17,500

Cash provided by financing activities	36,000

Net increase in cash and cash equivalents	756

Cash and cash equivalents - beginning	-

Cash and cash equivalents - ending	$756

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information.

The Company is in discussions with a private company with respect to entering into a possible reverse merger transaction pursuant to which, based on current discussions, the current owners of the private company would acquire substantially all the equity interests of the Registrant. No agreement or letter of intent has been entered into with this private company, and there can be no assurance that we will successfully conclude a transaction. On August 17, 2006, the Company filed an Information Statement on Schedule 14-F, which disclosed such possible change in control of the Company.

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

Date: August 22, 2006                             TENBY PHARMA INC.

By: /s/ Randy Milby
Randy Milby
President

4