Form 10QSB
period 2006-09-30
TENBY PHARMA INC
filed 2006-11-15
CIK 1355015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-QSB
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51834
SIRION HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4142367
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
3110 Cherry Palm Drive, Suite 340
Tampa, Florida 33619
(Address of Principal Executive Offices)
(813) 496-7325
(Issuer’s Telephone Number, Including Area Code)
Tenby Pharma Inc.
(Former Name, Former Address and Former Fiscal Year, if Changed
Since Last Report)
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
Number of outstanding shares of each of the issuer’s classes of common equity as of November 10, 2006:
Common Stock, par value $.0001 – 3,577,833
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements.
CONSOLIDATED BALANCE SHEET
SIRION HOLDINGS, INC.
SEPTEMBER 30, 2006
UNAUDITED

Assets
Current assets
Cash and cash equivalents	$17,912,054
Accounts receivable, net of allowance	869,844
Other current assets	295,457

Total current assets	19,077,355

Property and equipment, net	817,083
Goodwill	13,368,581
Intangible assets	15,634,589
Other assets	1,005,720

Total assets	$49,903,328

Liabilities and Stockholders’ Equity
Liabilities
Current liabilities
Accounts payable, accrued liabilities, and other current liabilities	1,791,442
Notes payable, current portion	17,750
Customer deposits	168,925

Total current liabilities	1,978,117

Capital lease obligations, net of current portion	16,338
Derivative liabilities	683,000

Total liabilities	2,677,455

Stockholders’ equity:
Convertible series A preferred stock; $.0001 par value; 10,000,000 shares authorized; 4,797,036 shares issued and outstanding	480
Common stock; $.0001 par value; 150,000,000 shares authorized; 3,577,833 shares issued and outstanding	358
Additional paid-in-capital — common stock	52,615,621
Accumulated deficit	(5,390,586)

Total stockholders’ equity	47,225,873

Total liabilities & stockholders’ equity	$49,903,328

The accompanying notes are an integral part of the combined/consolidated financial statements.

COMBINED/CONSOLIDATED STATEMENTS OF OPERATIONS
SIRION HOLDINGS, INC.
UNAUDITED

	THREE MONTHS ENDED September 30,		NINE MONTHS ENDED September 30,
	2006	2005	2006	2005
Revenue
Service revenues	$769,614	$204,447	$1,695,174	$588,080
Reimbursable out-of-pocket revenue	874,089	217,978	1,333,300	495,226

Total revenue	1,643,703	422,425	3,028,474	1,083,306

Expense
Research and development expenses	564,756	597,371	1,705,673	1,601,268
General and administrative expenses	1,280,902	244,302	1,935,661	514,762
Wages and related expenses	1,159,761	215,186	2,225,514	427,170
Reimbursable out-of-pocket cost	874,089	217,978	1,333,300	495,226
Professional fees	1,188,072	166,528	2,081,084	264,838

Total expense	5,067,580	1,441,365	9,281,232	3,303,264

Loss from operations	(3,423,877)	(1,018,940)	(6,252,758)	(2,219,958)

Other income (expense)
Other income:
Other income	27,940	11,084	138,653	11,084
Other expense:
Change in derivative liability	(683,000)	—	(683,000)	—
Interest expense	(137,947)	(516,719)	(300,879)	(678,996)

Total other expense	(793,007)	(505,635)	(845,226)	(667,912)

Net loss	$(4,216,884)	$(1,524,575)	$(7,097,984)	$(2,887,870)

Proforma loss per share	$(1.18)	$(0.43)	$(1.98)	$(0.81)

Proforma weighted average shares outstanding	3,577,833	3,577,833	3,577,833	3,577,833

The accompanying notes are an integral part of the combined/consolidated financial statements.

COMBINED/CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
SIRION HOLDINGS, INC.
FOR THE PERIOD ENDED SEPTEMBER 30, 2006
UNAUDITED

					Stock	Additional		Total
	Preferred stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	(Deficit)/Equity
Balance, December 31, 2005	2,183,333	$2,426,277	2,847,400	$2,847	$(2,500)	$204,584	$(6,005,736)	$(3,374,528)

Payment received from stockholder for common stock issued	—	—	—	—	2,500	—	—	2,500

Stock compensation expense	—	—	—	—	—	112,112	—	112,112

Original issue discount on convertible notes	—	20,903	—	—	—	—	—	20,903

Beneficial conversion feature on convertible notes	—	20,903	—	—	—	—	—	20,903

Stock options exercised	—	—	128,750	129	—	—	—	129

Net loss							(7,097,984)	(7,097,984)

Sytera, Inc. merger	(2,183,333)	(2,468,083)	(2,709,923)	(2,710)		22,497,038	6,929,571	26,955,816

Acquisition of RXDR							783,563	783,563

Recapitalization of the company	1,672,036	167	3,311,606	92		5,031,575		5,031,834

Issuance of preferred stock less offering cost of $229,375	3,125,000	313				24,770,312		24,770,625

Balance, September 30, 2006	4,797,036	$480	3,577,833	$358	$—	$52,615,621	$(5,390,586)	$47,225,873

The accompanying notes are an integral part of the combined/consolidated financial statements.

COMBINED/CONSOLIDATED STATEMENTS OF CASH FLOWS
SIRION HOLDINGS, INC.
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
UNAUDITED

	2006	2005

Operating activities
Net loss	$(7,097,984)	$(2,887,870)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	386,047	78,855
Interest expense on beneficial conversion feature of convertible debt	20,903	558,211
Amortization of discount on notes payable	20,903	50,001
Stock compensation expense	112,112	120,554
Change in Derivative liability	683,000

(Increase) decrease in:
Accounts receivable	(811,915)	31,770
Other current assets	(289,482)	29,548
Increase (decrease) in:
Accounts payable and other accrued liabilities	657,845	373,204
Customer deposits	(145,716)	86,963

Total adjustments	633,697	1,329,106

Net cash (used) by operating activities	(6,464,287)	(1,558,764)

Investing activities
Acquisition of Sytera assets, net of cash acquired	(4,457,544)
Acquisition and Recapitalization of Tenby Pharma	49,425
Purchase of property and equipment	(517,624)	(148,767)
Purchase of product license	(1,005,720)	—

Net cash (used) by investing activities	(5,931,463)	(148,767)

Financing activities
Proceeds from the issuance of preferred and common stock	24,770,982	867
Proceeds from notes payable	5,500,000	1,750,000
Payments on notes payable	(74,908)	(30,447)
Principal payments under capital lease obligations	(6,950)	—
Stock subscription receivable	2,500	—
Net borrowings on line of credit	(195,000)	—

Net cash provided by financing activities	29,996,624	1,720,420

Net increase in cash and cash equivalents	17,600,874	12,889

Cash and cash equivalents beginning of period	311,180	97,177

Cash and cash equivalents end of period	$17,912,054	$110,066

Supplemental disclosures of cash flow information and noncash investing and financing activities:

Cash paid during the year for interest	$216,553	$10,039

During the periods ended September 30, 2006 and 2005, original issue discount and beneficial conversion features of $41,806 and $113,768, respectively, were recorded to relating to the detachable warrants with the convertible notes and the Series A Convertible Preferred Stock of Sytera.
During the nine months ended September 30, 2006, the Company converted $7,550,000 of debt to equity.
During the nine months ended September 30, 2005, the Company converted $1,650,000 of convertible debt to equity.

The accompanying notes are an integral part of the combined/consolidated financial statements.

Notes to Combined/Consolidated Financial Statements
(unaudited)
Sirion Holdings, Inc.
1. Nature Of Business And Significant Accounting Policies
Nature of Business & Basis of Presentation
The accompanying financial statements are combined until the dates of the acquisitions described below and consolidated from these dates forward. All intercompany transactions and balances have been eliminated in combination/consolidation. The financial statements presented herein are the combined/consolidated statements of RX Development Resources, LLC (“RXDR”), which was formed in the state of Florida on November 25, 2003, a contract services business that provides contract services for ophthalmic pharmaceutical and medical device companies; Sirion Therapeutics, Inc., (“Sirion”) which was incorporated on November 1, 2005, in the state of North Carolina, a biopharmaceutical business focused on the in-license, development and commercialization of ophthalmic pharmaceutical products and medical devices; and Sytera, Inc., (“Sytera”) which was incorporated on May 14, 2004 in the state of Delaware, a biotechnology business engaged in basic research related to back of the eye diseases.
On July 5, 2006, Sirion and Sytera consummated a statutory merger pursuant to which the separate existence of Sytera ceased and Sirion continued as the surviving corporation. Thereafter, on August 28, 2006, Sirion acquired all of the membership interests of RXDR and RXDR became a wholly-owned subsidiary of Sirion.
Sirion and its stockholders completed a contribution transaction with Tenby Pharma Inc. (“Tenby”), (a public shell company incorporated in the state of Delaware on January 3, 2006), on September 13, 2006. Pursuant to the contribution transaction, Sirion’s stockholders exchanged all of the issued and outstanding capital stock of Sirion for newly issued shares of Tenby. As a result of the contribution transaction, Sirion’s stockholders acquired control of Tenby and the Company became a wholly-owned subsidiary of Tenby. These statements have been prepared according to requirements for this type of transaction. After taking into account Sirion’s merger with Sytera, the acquisition of RXDR, and the contribution transaction with Tenby, the combined entity is referred to herein as the Company.
Subsequent to the date of these financial statements, Tenby changed its name to Sirion Holdings, Inc.
As a result of the aforementioned events, the historical information presented in our Combined/Consolidated Financial Statements may not be an accurate indicator of our future results of operations and financial condition. Among other things, the Company incurred significant expenses in connection with its acquisitions of Sytera and RXDR, and with the contribution transaction. We expect there to be significant future expenses related to these transactions and Sirion’s efforts to commercialize drugs, none of which are reflected in the Company’s Combined/Consolidated Financial Statements. As used herein, the terms “we”, “us”, “our” and the “Company” mean Tenby, Sirion and RXDR collectively.
In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair statement of (a) the results of operations for the three and nine months ended September 30, 2006 and 2005, (b) the financial position at September 30, 2006, and (c) cash flows for the nine months ended September 30, 2006 and 2005, has been made.
The unaudited combined financial statements and notes are presented as permitted by Form 10-QSB. Accordingly, certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. The accompanying combined/consolidated financial statements and notes should be read in conjunction with the audited combined financial statements and notes of the Company for the fiscal year ended December 31, 2005 included in the Company’s report on Form 8-K as filed with the Securities and Exchange Commission on September 18, 2006. The results of operations for the nine month period ended September 30, 2006 are not necessarily indicative of those to be expected for the entire year.

Concentration Of Business And Credit Risk
Revenues from four customers accounted for approximately 78.3% and 91.2% of service revenues for the nine month period ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Company’s accounts receivable were highly concentrated with one customer accounting for 85.5% of total receivables. At September 30, 2006, the Company’s customer deposits were highly concentrated with one customer representing 76.5% of total customer deposits.
Net Loss Per Share Data
Pro forma loss per share is based upon the post contribution transaction shares being outstanding for all periods presented. Dilutive Securities have not been considered since their effect will be anti-dilutive.
Income Taxes
Taxes on income are provided in accordance with SFAS No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are recognized for the expected future tax consequences of events that have been reflected in the combined/consolidated financial statements. Deferred tax assets and liabilities are determined based on the differences between the book values and the tax basis of particular assets and liabilities in addition to the tax effects of net operating loss and capital loss carry forwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the year in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in the tax rate is recognized as income or expense in the period that included the enactment date. A valuation allowance is provided to offset the net deferred tax assets if, based upon the available evidence, it is more likely than not that some or all of the deferred tax assets will not be realized. During the year ended December 31, 2005, the Company elected to record a 100% deferred tax asset valuation allowance related to its results of operations in 2005. This decision was based upon the Company’s historical lack of profitability.
RXDR was substantially treated as a partnership for income tax purposes. As a result, the partners were personally taxed on their distributive share of income, whether or not that income is actually distributed. Sirion and Sytera were C-corporations and as such a provision is made for the estimated tax liability at the then current taxation rates for the Companies in their respective tax jurisdictions.
Stock-Based Compensation
Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (R), “Share-Based Payment.” Prior to the adoption of SFAS 123(R) we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.
Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the nine month period ended September 30, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect. The adoption of SFAS 123(R) had no impact to our loss from operations for the nine months ended September 30, 2006 and 2005, respectively.
We use the Black-Scholes option pricing model to estimate the fair value of stock-based awards on the date of grant, using weighted average assumptions as noted in the following table. We have used one grouping for the assumptions as our option grants are primarily basic with similar characteristics. The expected term of warrants and options granted has been derived based upon the Company’s history of actual exercise behavior and represents the period of time that options granted are expected to be outstanding. Historical data was also used to estimate option exercises and employee terminations. The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant and the dividend yield is zero.

	For the nine months ended
	Sept 30,	Sept 30,
	2006	2005
Expected dividend yield	0%	0%
Expected volatility	0%	0%
Risk-free interest rate	4.72%	4.17%
Expected life of options	5 years	5 years
Fair market value of Series A Preferred Stock	$1.00	$1.00
Fair market value of Series B Preferred Stock	$2.25
Exercise price of 2004 and 2005 warrants	$1.00	$1.00
Exercise price of Series B warrants	$2.25
Cash proceeds from the exercise of stock options was $128, and for the exercise of warrants was $510,000, for the nine months ended September 30, 2006. At September 30, 2006, there was no unrecognized compensation cost related to share-based payments for stock options or warrants.
The following table represents warrant activity for the nine months ended September 30, 2006:

		Weighted
	Number of	Average
	Shares	Exercise Price
Warrants Outstanding — beginning of period	182,222	$2.25

Granted	44,445	$2.25
Exercised	(226,667)	$2.25
Forfeited	—	—

Warrants Outstanding — end of period	—	—

At September 30, 2006, the aggregate intrinsic value of warrants and options outstanding and exercisable was $-0-. As all stock options were exercised during the nine months ended September 30, 2006, there was no aggregate intrinsic or fair value associated with these options at September 30, 2006. The total intrinsic value of stock options exercised for the nine months ended September 30, 2006 was $1,030,000.
The following table represents stock option activity for the nine months ended September 30, 2006:

Weighted
Average
	Number of	Exercise
	Shares	Price
Stock Options — beginning of period	128,750	$0.001

Granted	—	—

Exercised	(128,750)	$0.001

Forfeited	—	—

Stock Options — end of period	—	—

Evaluation Of Beneficial Conversion Feature In Debentures
In accordance with Emerging Issues Task Force (“EITF”) Issue 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjusted Conversion Rights”, as amended by EITF 00-27, the Company must evaluate the potential effect of any beneficial conversion in terms related to convertible instruments such as convertible debt or convertible preferred stock. Valuation of the benefit is determined based upon various factors including the valuation of equity instruments, such as warrants that may have been issued with convertible instruments, conversion terms, and the value of the instruments to which the convertible instrument is convertible, etc. Accordingly, the ultimate value of the beneficial feature is considered an estimate due to the partially subjective nature of the valuation techniques. On July 5, 2006, all convertible debt was converted and the beneficial conversion feature was recognized.
Use Of Estimates
The preparation of Combined/Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Combined/Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, recoverability of long-lived assets, recoverability of prepaid expenses, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable, however, actual results could differ from these estimates.
Long-Lived Assets
The Company applies SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS 144 addresses the financial accounting and reporting for the impairment of long-lived assets, excluding goodwill and intangible assets with indefinite lives, to be held and used or disposed of. In accordance with SFAS 144, the carrying values of long-lived assets are periodically reviewed by the Company and impairments would be recognized if the expected future operating non-discounted cash flows derived from an asset were less than its carrying value. The Company did not recognize any impairment loss for the period ended September 30, 2006 or September 30, 2005.

Goodwill
The Company adopted Statement of Financial Accounting Standard (SFAS) No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach.
SFAS 142 requires that goodwill be tested for impairment annually, or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, as an initial step, that each of the Company’s reporting units, as defined in SFAS 142, be identified and that the Company’s assets and liabilities, including the existing goodwill and intangible assets, be assigned to those reporting units. The Company has determined it has only one reporting unit. The Company did not recognize any impairment loss for the period ended September 30, 2006 or September 30, 2005.
New Accounting Pronouncements
In May 2005, the Financial Accounting Standards Board (the FASB) issued FASB Statement No. 154, “Accounting Changes and Error Corrections” which replaces APB Opinion No. 20, “Accounting Changes” and FASB Statement 3 “Reporting Accounting Changes in Interim Financial Statements.” This statement changes the requirements for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instances that the pronouncement does not include specific transition provisions. This statement requires voluntary changes in accounting principles be recognized retrospectively to prior periods’ financial statements, rather than recognition in the net income of the current period. Retrospective application requires restatements of prior period financial statements as if that accounting principle had always been used. This statement carries forward without change the guidance contained in Opinion 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. The provisions of FASB Statement 154 are effective for accounting changes and corrections of error made in fiscal years beginning after December 15, 2005. The application of SFAS-154 does not appear to have any impact on our earnings and financial position.
In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements.” SFAS No. 157 clarifies the principle that fair value should be based on the assumptions market participants would use when pricing an asset or liability and establishes a fair value hierarchy that prioritizes the information used to develop those assumptions. Under the standard, fair value measurements would be separately disclosed by level within the fair value hierarchy. SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of SFAS No. 157 to materially impact its consolidated financial statements.
In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements When Quantifying Current Year Misstatements.” SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our 2006 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our consolidated financial statements; it is not expected to materially impact the consolidated financial statements.

2. Debt
Line of Credit and Loans
RXDR had a revolving line of credit with a commercial bank (the Line) providing for maximum borrowings of $200,000. Interest was payable monthly at the bank’s prime rate, plus 1%. Any outstanding amounts of principal were due upon demand. The Line was collateralized by inventory, accounts receivable, equipment and general intangibles. As of June 30, 2006, there was $174,377 of outstanding borrowings on the Line. On September 1, 2006, the balance was paid in full and the line of credit was cancelled.
Sytera had a line of credit with a commercial bank providing for maximum borrowings of $130,000 through December 31, 2004. As of December 31, 2004 the line of credit was converted to a fixed term loan. Thirty-six monthly principal payments of approximately $3,600 plus interest accrued, (at the prime interest rate, plus 1%), were required. The loan was collateralized by all equipment, furniture and fixtures, inventory and general intangibles. As of June 30, 2006, there was approximately $53,450 of outstanding borrowings on the loan. On September 1, 2006, the loan was paid in full.
During the nine month period ended September 30, 2006, Sirion received $5,000,000 from a third party and issued a promissory note for these funds. On September 13, 2006, the holder of the note converted its interest into Sirion Series A-1 Preferred Stock, which was then exchanged for Series A Convertible Preferred Stock of Tenby in connection with the contribution transaction.
Secured Convertible Promissory Notes, Related Beneficial Conversions, Warrant Valuations, and Amortization
2006 Convertible Debt — Related Party
On March 25, 2005, Sytera entered into a Third Note and Warrant Purchase Agreement (the “3rd Purchase Agreement”) with the Investors, under which Investors could purchase up to an aggregate of $2,550,000 in principal amount of secured convertible promissory notes (the “3rd Notes”) from Sytera. The 3rd Notes bore simple interest on the outstanding principal amount at the rate of 6% per annum, had warrants with coverage equal to approximately nine percent (9%) of the amount due under the 3rd Notes and were due and payable on various dates from September 30, 2005 to May 31, 2006.
During the six months ended June 30, 2006, Sytera issued $500,000 in 3rd Notes. In connection with the issuance of the 3rd Notes, Sytera issued Investors warrants (“Series B warrants”) to purchase 44,445 shares of Series B convertible preferred stock at an exercise price of $2.25 per share (the determined fair market value of the Series B preferred stock). On July 3, 2006, the 3rd Notes plus the accrued and unpaid interest were converted into shares of Sytera’s Series B convertible preferred stock at a rate of $2.25 per share, and all associated warrants were exercised.
The total value allocated to the 2006 Series B warrants was $20,903 based on the date of each grant during the six months ended June 30, 2006. The fair value of the warrants was determined using the Black-Scholes option pricing model based on the following assumptions:

Risk-free interest rate	4.57% - 4.72%	3.71% - 4.17%
Contractual life	5 years	5 years
Fair market value of Series A preferred stock	$1.00	$1.00
Fair market value of Series B preferred stock	$2.25	$2.25
Exercise price of Series A warrants	$1.00	$1.00
Exercise price of Series B warrants	$2.25	$2.25
Expected volatility	0%	0%
Dividend yield	0%	0%

The values of the 2006 and 2005 warrants were recorded as deferred debt discount against the total proceeds of the Notes and were amortized over the terms of each of the notes. Amortization of deferred debt discount recorded as non-cash interest expense for the nine months ended September 30, 2006 and 2005 was $20,903 and $28,266, respectively.
In accordance with EITF 98-5, as amended by EITF 00-27, because the Notes were sold at an effective conversion price less than the fair market value of the underlying components of the security, a beneficial conversion to the holders of the debt occurred. Accordingly, Sytera recorded discounts to the principal of the Notes and a corresponding amount to additional paid in capital. The recorded discounts resulting from the beneficial conversion is recognized as non-cash interest expense over the terms of each Note. The discounts for the periods ending September 30, 2006 and 2005 of $20,903 and $85,502, respectively, were recorded as non-cash interest expense.
3. Stock Option And Stock Incentive Plan
No options were granted and 128,750 options were exercised during the nine months ended September 30, 2006.
During the six months ended June 30, 2005, Sytera issued options to employees to purchase 20,000 shares at an exercise price of $0.001 pursuant to the Sytera, Inc. Equity Incentive Plan (the “2004 Plan”). All options granted during the period began vesting after one year, vested on a monthly basis thereafter over a four year vesting period, had a term of ten years and were issued at an exercise price less than the fair market value (as determined in accordance with the guidelines promulgated by the American Institute of Certified Public Accountants) of the underlying stock at the date of grant, and therefore, were accounted for in accordance with APB Opinion No. 25. During the six months ended June 30, 2006 and 2005, Sytera recorded $5,762 and $5,243, respectively, of compensation expense. Subsequent to the Sirion and Sytera merger, the 2004 Plan was terminated.
Sytera issued restricted and unrestricted common stock to employees and non-employees in exchange for past and future services. Generally, the restricted stock began vesting after one year, and vested on a monthly basis thereafter over periods of twenty-four to forty-eight months.
Sytera issued -0- and 867,400 shares of restricted common stock during the nine months ended September 30, 2006 and 2005, respectively, at a share price less than the fair market value of the stock. During the nine month periods ended September 30, 2006 and September 30, 2005, Sytera recorded $106,350 and $116,009, respectively, of compensation expense related to restricted stock previously issued.
4. Goodwill And Other Intangible Assets
In April 2006, Sirion acquired the U.S. rights to market a drug through an exclusive license agreement. The agreement provided for a cash payment of $1,000,000 upon execution and other future contingent consideration based on specific milestone accomplishments. The initial cash payment is recorded as an intangible asset. Any future contingent payments made will be recorded as an identifiable intangible asset or expense, dependent upon the nature of the payment.
In June 2006, Sirion entered into an agreement to develop and market a drug in the U.S. The agreement provides for future contingent consideration based on specific milestone accomplishments. Any future contingent payments made will be recorded as an identifiable intangible asset or expense, dependent upon the nature of the payment.
Pursuant to the merger with Sytera on July 5, 2006, Sirion acquired the world-wide rights to develop and market a drug. An independent third party valued these rights at $15,386,143 and it is recorded as an intangible asset in the accompanying financial statements. The agreement provides for future contingent consideration based on specific milestone accomplishments. Any future contingent payments made will be recorded as an identifiable intangible asset or expense, dependent upon the nature of the payment.
The amortizable intangible assets will be amortized over the useful life of the underlying asset or the contract period.
Non-amortizable intangible assets, comprised of goodwill, had a balance of $13,368,581 at September 30, 2006. The goodwill resulted from the acquisitions of Sytera and RXDR.
5. Equity
The company is authorized to issue an aggregate of 160,000,000 shares of capital stock, 150,000,000 of which are Common Stock, and 10,000,000 are shares of Preferred Stock, 5,000,000 of which are designated Series A Convertible Preferred Stock (“Series A Preferred Stock”). As of September 30, 2006, 3,577,833 shares of our Common Stock were issued and outstanding and 4,797,036 shares of Series A Preferred Stock were issued and outstanding.
Series A Preferred Stock
Pursuant to the contribution transaction, in exchange for the contribution of 100% of Sirion’s issued and outstanding shares of common stock, the Company issued to Sirion Stockholders 12.5 shares of the Company’s Common Stock per share of Sirion Common Stock, for an aggregate of 3,327,833 shares of the Company’s Common Stock. In exchange for the contribution of 100% of Sirion’s issued and outstanding shares of Series A-1 Preferred Stock, the Company issued to Sirion Stockholders 12.5 shares of the Company’s Series A Preferred Stock per share of Sirion Series A-1 Preferred Stock, for an aggregate of 1,250,000 shares of the Company’s Series A Preferred Stock; and in exchange for the contribution of 100% of Sirion’s issued and outstanding shares of Series A Preferred Stock, the Company issued to Sirion Stockholders 13.7925 shares of the Company’s Series A Preferred Stock per share of Sirion Series A Preferred Stock, for an aggregate of 422,036 shares of the Company’s Series A Preferred Stock. Also pursuant to the contribution transaction, in exchange for $25,000,000 in cash, the Company issued 3,125,000 shares of the Company’s Series A Preferred Stock.
In 2006, Sirion received $5,000,000 from a third party and issued a convertible promissory note for these funds. On September 13, 2006, the holder of the note converted its interest into Sirion Series A1 Preferred Stock, which was then exchanged for Series A Convertible Preferred Stock of Tenby in connection with the contribution transaction, as noted above.
Except as required by applicable law, holders of the Series A Preferred Stock are entitled to vote together with all of the holders of our Common Stock, as a single class, on all matters on which holders of Common Stock are entitled to vote, including the election of directors. For these purposes, each holder of Series A Preferred Stock will be entitled to a number of votes in respect of the shares of Series A Preferred Stock owned by it equal to the number of shares of Common Stock into which such shares of Series A Preferred Stock are convertible as of the record date for the determination of stockholders entitled to vote on such matter, or if no record date is established, at the date the vote is taken or any written consent of stockholders is solicited.
The holders of Series A Preferred Stock are entitled to receive, prior and in preference to the declaration or payment of any dividend or distribution to the holders of our Common Stock or any other junior securities, non-cumulative dividends at a rate of $0.64 per annum (subject to adjustment for stock dividends, stock splits, stock combinations and similar events), payable when, and if any dividend or distribution is declared or paid by the Company on any share of any class of stock. These preferential dividend rights will terminate upon the consummation by the Company of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933 that results in aggregate gross proceeds to the Company of not less than $35,000,000.
At the option of any holder of Series A Preferred Stock, any shares of Series A Preferred Stock held by the holder may be converted into shares of our Common Stock based on a one-to-one conversion ratio, subject to adjustment upon certain events.
Common Stock
All outstanding shares of our Common Stock are of the same class and have equal rights and attributes. Subject to the preferential dividend rights and consent rights of the Series A Preferred Stock and any other series of Preferred Stock that we may from time to time designate, holders of our Common Stock are entitled to share equally in dividends, if any, as may be declared from time to time by our Board of Directors out of funds legally available.
6. Related Party Transactions
RXDR incurred management fee expense payable to the managing members of the LLC in the amount of $-0- and $339,896 for the nine months ended September 30, 2006 and 2005, respectively. For the nine month period ending September 30, 2006 and 2005, respectively, Sytera had related party interest expense of $69,180 and $70,784.
Pursuant to the terms of our acquisition of RXDR, as the sole consideration for such acquisition, we are required to make contingent payments to The Butler Partnership, Inc., a company wholly-owned by Barry Butler, our Chief Executive Officer and a director and stockholder of the Company, and Mr. Butler’s wife, and Rogellen Partners, Inc., a company wholly-owned by Roger Vogel, M.D., our Chief Medical Officer and a director and stockholder of the Company, and his former wife, equal to 15% of the collected revenues generated by our Contract Services business for a period of three years from the date of such acquisition.
7. Contractual Obligations
On September 1, 2006, the Company entered into a three year lease agreement for a commercial property in San Diego, California. Future minimum payments for all contractual obligations for years subsequent to December 31, 2005 are as follows:

2006	$208,600
2007	404,336
2008	417,024
2009	336,504
2010	161,000
Thereafter	54,000

$1,581,464

Certain consulting contracts require the Company to make monthly payments of approximately $75,000 for as long as the consultants’ services are provided. Short-term obligations arising in the ordinary course of business are excluded from the above table.
The Company has entered into license agreements which provide us with the exclusive rights to various compounds. Pursuant to these license agreements, the Company has committed to use its reasonable efforts to develop, market and promote, at the Company’s expense, these compounds. In consideration for the license rights under these agreements, the Company is generally required to make payments to the licensors based on the achievement of milestones and also, assuming the drugs are marketed, royalty payments based upon sales.

In connection with Sirion’s acquisition of Sytera (pursuant to which it acquired the rights to a proprietary drug, designated ST-602), Sirion entered into an agreement providing for, among other things, contingent consideration payable to the former Sytera stockholders in the form of potential future cash payments and issuances of additional capital stock based on the achievement or occurrence of certain events relating to the development and commercialization of products derived from ST-602, as well as on sales of such products. Additionally, in the event Sirion ceases the development and marketing of ST-602 or fail to achieve certain developmental events with respect to ST-602 on or before certain dates, Sirion would be required to either make additional payments to Sytera’s former stockholders or transfer ST-602 to a Sytera II (which currently is majority-owned by Sytera’s former stockholders and minority-owned by Sirion).
In connection with the contribution transaction, the Company specifically assumed Sirion’s obligations described above.
Over the next 25 months the Company will be required to make significant payments in connection with the achievement of developmental milestones under our license agreements and significant payments of contingent consideration under the Sytera Merger Agreement with respect to the development of ST-602, each as described above. It is anticipated the payments through our fiscal year ending December 31, 2008 will be as follows:

Through the remainder of fiscal 2006:	$2.5 million or more (in the aggregate)

During fiscal 2007:	$3.5 million or more (in the aggregate)

During fiscal 2008:	$7 million or more (in the aggregate)

Total through fiscal 2008:	$13 million or more (in the aggregate)
However, there is no assurance that the development of these drugs will proceed along the currently anticipated development schedules. If any one or more of such development schedules are accelerated, the Company may incur a larger amount of such payments in a shorter amount of time. Conversely, if any one or more of such development schedules are delayed, such payments may be less than currently expected through fiscal 2008.
RXDR Acquisition Agreement
On August 28, 2006, Sirion entered into a purchase agreement with The Butler Partnership, Inc. (“BPI”), and Rogellen Partners, Inc. (“RPI”), pursuant to which Sirion acquired all of the outstanding membership interests of RXDR. Under the terms of the RXDR Purchase Agreement, BPI and RPI are eligible to receive, as the sole consideration for their membership interests, contingent payments equal to 15% of collected revenue generated by our Contract Services business for three years from the date of the acquisition.
Contract Services Agreements
The contracts in our Contract Services business are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into, and the balance is received in installments over the contract’s duration, in some cases on a milestone-achievement basis. Service revenues from contracts are generally recognized on a straight line basis over the life of the contract. We also perform work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. The Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by the Company’s customers. The Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Combined/Consolidated Statements of Operations.
8. Acquisitions
On July 5, 2006, Sirion and Sytera consummated a statutory merger pursuant to which the separate existence of Sytera ceased and Sirion continued as the surviving corporation. Sirion acquired all of the assets and assumed all of the liabilities of Sytera and paid approximately $29,700,000 for the purchase. Consideration for the purchase of Sytera by Sirion was given in the form of 166,288 shares and 30,600 shares of Sirion common stock and series a preferred, respectively, cash paid in the amount of $5,000,000 and liabilities assumed approximating $2,000,000. Goodwill was created as a result of this purchase. The acquisition of Sytera was accounted for as a purchase transaction and, in accordance with generally accepted accounting principals, a portion of the purchase price was allocated to specifically identifiable intangible assets, which consisted of a non-compete agreement valued at $554,511 and a patent valued at $15,386,143, as determined by an external appraisal. These assets are being amortized using the straight-line method over estimated useful lives of three years and fifteen years, respectively. Approximate future amortization expense for the five fiscal years subsequent to September 30, 2006 is as follows:

Year ended December 31	Amount
2006	$302,645
2007	1,210,580
2008	1,210,580
2009	1,210,580
2010	1,210,580
On August 28, 2006, Sirion acquired all of the membership interests of RXDR and RXDR became a wholly-owned subsidiary of Sirion. For this transaction, Sirion assumed liabilities of RXDR approximating $931,000. Goodwill was created as a result of this transaction.
Sirion and its stockholders completed a contribution transaction with Tenby Pharma Inc. (“Tenby”), (a public shell company incorporated in the state of Delaware on January 3, 2006), on September 13, 2006. Pursuant to the contribution transaction, Sirion’s stockholders exchanged all of the issued and outstanding capital stock of Sirion for newly issued shares of Tenby. As a result of the contribution transaction, Sirion’s stockholders acquired control of Tenby and the Company became a wholly-owned subsidiary of Tenby.

Unaudited Proforma Results
The following proforma financial information presents the combined/consolidated results of operations of the Company as if the mergers had occurred at the beginning of the periods presented. The unaudited proforma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the merger been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.
Unaudited Proforma Combined/Consolidated Statement of Operations

	Three months ended		Nine months ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue
Service revenues	$769,614	$149,355	$1,695,174	$588,080
Reimbursable out-of-pocket revenue	874,089	217,978	1,333,300	495,226

Total revenue	1,643,703	367,333	3,028,474	1,083,306

Expense
Research and development expenses	564,756	584,779	1,790,672	1,728,768
General and administrative expenses	1,280,902	546,947	2,540,952	1,422,696
Wages and related expenses	1,159,761	215,186	2,225,514	427,170
Reimbursable out-of-pocket cost	874,089	217,978	1,333,300	495,226
Professional fees	1,188,072	166,528	2,081,084	264,838

Total Operating Expenses	5,067,580	1,731,418	9,971,522	4,338,698

Net operating loss	(3,423,877)	(1,364,085)	(6,943,048)	(3,255,392)

Other income (expense)
Other income	27,940	11,084	138,653	11,084
Other expense:
Change in derivative liability	(683,000)	(683,000)	(683,000)	(683,000)
Interest expense	(137,947)	(591,719)	(450,879)	(903,997)

Total other (expense)	(793,007)	(1,263,635)	(995,226)	(1,575,913)

Net loss	$(4,216,884)	$(2,627,720)	$(7,938,274)	$(4,831,305)

Net Loss Per Share of Common Stock:

Basic and diluted	$(1.18)	$(0.73)	$(2.22)	$(1.35)

Weighted Average Number of Shares of Common Stock Outstanding:

Basic and diluted	3,577,833	3,577,833	3,577,833	3,577,833

See accompanying notes to combined financial statements.

9. Derivatives
On September 13, 2006, the Company entered into an Investors’ Rights Agreement with various parties, (the “Investors”), pursuant to which, among other things, the Company agreed to provide the Investors with rights to require the Company to register with the SEC the resale of shares of the Company’s Common Stock held by, issued or issuable to the Investors upon conversion of our Series A Preferred Stock, as applicable, subject to certain conditions. If the registration statement described above is not filed or declared effective within the respective time periods set forth above (subject to a 90-day extension period under certain circumstances), and shares to be registered pursuant to such registration statement are not then subject to the restriction on transfer set forth in the Investors’ Rights Agreement, the Company would be required to pay the stockholders entitled to have their shares registered liquidated damages equal to $0.16 per share per month until the registration statement is filed or declared effective, as the case may be, or for up to 12 months, whichever is shorter. These liquidated damages would amount to approximately $1,324,186 per month. An independent third party valuator has determined the total present value of the probability-weighted liability for the potential penalty payments to be $683,000, and this amount was recorded as a derivative expense and derivative liability in September 2006.
10. Subsequent Events
As previously disclosed in our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission and sent to our stockholders on October 23, 2006, pursuant to an action by unanimous written consent dated as of October 10, 2006, our Board of Directors unanimously approved resolutions authorizing and recommending that our stockholders approve the adoption of the Sirion Holdings, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Subsequently, on October 11, 2006, a majority of our stockholders, acting by written consent without a meeting, approved the adoption of the 2006 Plan. In accordance with regulations of the Securities and Exchange Commission, the effectiveness of the adoption of the 2006 Plan was subject to the condition that 20 days pass from the date the Definitive Information Statement was first sent to our stockholders. As of November 13, 2006, such 20 day period had elapsed and the 2006 Plan became effective.
On November 13, 2006, the Company amended its Certificate of Incorporation to: (1) change our corporate name from “Tenby Pharma Inc.” to “Sirion Holdings, Inc.”; and (2) add a provision to our Certificate of Incorporation allowing for mandatory compromises between the Company (or a receiver or trustee appointed for the Company) and our future creditors, future stockholders or both under certain circumstances. The foregoing amendments were disclosed in our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission and sent to our stockholders on October 23, 2006.
Item 2. Management’s Discussion and Analysis or Plan of Operation.
You should read the following discussion and analysis of our financial condition and results of operations together with our combined/consolidated financial statements and related notes included elsewhere in this report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Risk Factors” included in our Current Report on Form 8-K filed on September 18, 2006 with the Securities and Exchange Commission. You are expressly advised to review and consider those Risk Factors, which include risks associated with our ability to (1) successfully conduct clinical and preclinical trials for our product candidates, (2) raise additional capital on favorable terms, (3) identify and obtain additional product candidates, and (4) accurately estimate and control the total amount of research and development costs that we will incur in connection with existing or future products. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
Sirion Holdings, Inc. (“we”, “us,” “our,” and the “Company”) is a biopharmaceutical company engaged in research, discovery, development and commercialization of unique pharmaceutical products and medical devices focused on the ophthalmic market — which we call our Biopharmaceutical business — and in providing contract clinical, research and other services to ophthalmic pharmaceutical companies — which we call our Contract Services business.
We consider there to be significant synergies between our Biopharmaceutical and Contract Services businesses. Currently, our Biopharmaceutical business does not generate revenue and we do not anticipate that it will generate revenue for at least 24 to 36 months. Accordingly, all of our current revenue is generated by our Contract Services business, which funds a portion of the Biopharmaceutical business’ operating expenses. Since certain of our highly-skilled employees provide services to both businesses, we are able to fully utilize these employees and continue to retain their services as full-time employees. Additionally, we anticipate that our Contract Services engagements may generate future strategic opportunities and relationships, including licensing opportunities for our Biopharmaceutical business.
While the current contributions of our Contract Services business are important and create significant synergies, as our Biopharmaceutical business grows, we expect contribution of our Contract Services business to diminish when measured as a proportion to our total revenue. Ultimately, we expect that Biopharmaceuticals will be our dominant business.
Company History
We were incorporated in the State of Delaware in January 2006. From our inception until September 13, 2006, we were a shell company with no business or operations and only nominal assets. On September 13, 2006, we entered into a Contribution Agreement with Sirion Therapeutics, Inc., a North Carolina corporation focused on the in-license, development and commercialization of ophthalmic pharmaceutical products and medical devices (“Sirion”), and its stockholders. As a result of such transaction, we experienced a change of control and ceased being a shell Company. Pursuant to the Contribution Agreement, Sirion’s stockholders contributed 100% of Sirion’s issued and outstanding capital stock to the Company in exchange for the Company’s issuance to them of shares of the Company’s Common Stock and Series A Convertible Preferred Stock. On November 13, 2006, we changed our name to “Sirion Holdings, Inc.”
Shortly before such transaction (the “Contribution Transaction”), Sirion acquired both Sytera, Inc. (“Sytera”), a company engaged in drug discovery and development primarily in the field of ophthalmology and back of the eye diseases, and Rx Development Resources, LLC (“RXDR”), a clinical research organization which provided contract services for ophthalmic pharmaceutical and medical device companies.
As a result of Sirion’s acquisitions of Sytera and RXDR and the subsequent Contribution Transaction, the basic research business of Sytera and the biopharmaceutical business of Sirion have been combined. We continue to operate RXDR’s contract services business through a separate subsidiary. As such and due to the distinct nature of these operations, we treat our biopharmaceutical and contract services operations as separate businesses for purposes of the following discussion and analysis.
Biopharmaceutical Business
Currently, our Biopharmaceutical business does not generate revenues, and we do not expect it to generate revenues for at least 24 to 36 months. Accordingly, we evaluate this business largely based on qualitative measures, such as its products in development, progress in the development of our current products, regulatory compliance, and the continued retention of highly-skilled employees, and on the quantitative measure of operating expenses. We believe that the future success of this business will be dependent upon such measures, as well as our ability to raise capital to fund continued development and acquisition of products.
Based on the current development stage of the products in our Biopharmaceutical business, we expect our research and development and other expenses related to this business to increase substantially. We believe that our (and our predecessors’) expenses to date with respect to our current products are nominal relative to the overall expenditure that will be required to bring them to market, much of which will be required in the short term.

Contract Services Business
Our primary measure of the operating performance of the Contract Services business is the continued increase of revenues generated per customer. We believe that expanding existing customer relationships creates economies of scale, reduces the level of cash and non-cash commitments required to generate revenue, and will ultimately result in greater profitability. Additionally, we also evaluate this business based on cost control, consumption of fixed resources, personnel utilization, customer service, retention of key customers and net profit.
This business depends on the research and development requirements of our principal biopharmaceutical customers, and we believe this dependence will continue. The loss of business from any of our principal biopharmaceutical customers could have a material adverse effect on the Company.
Results of Operations
Three Months Ended September 30, 2006 Compared With The Three Months Ended September 30, 2005
      The unaudited results of operations for the three months ending September 30, 2006 include the results of operations for Sirion, Sytera and RXDR, presented on a combined/consolidated basis as if they had historically operated and reported their financial statements on a consolidated basis. Of these formerly separate entities, only Sytera and RXDR had business operations for all of 2005. Sirion was incorporated in November 2005 but did not commence business operations until January 2006. Accordingly, the three month period ending September 30, 2005 does not provide a wholly corresponding baseline against which to compare the three month period ending September 30, 2006. As a result, in certain instances described below, the changes in results of operation described below are wholly or partially attributable to the fact that Sirion had no operations during the three months ended September 30, 2005 but operated for the entire three month period ended September 30, 2006.
Service Revenues.
      Service revenues increased by approximately $565,200, or 276%, to approximately $769,600 for the three months ending September 30, 2006 from approximately $204,400 for the same period in 2005. All of the revenues in both periods were generated from our Contract Services business. The increase in service revenues resulted entirely from organic growth. Revenues from our top four customers accounted for approximately 78.9% for the three months ending September 30, 2006. For the same period in 2005, four customers accounted for approximately 87.3% of total service Revenues. No other customer accounted for more than 10% of our service revenues for this period.
Reimbursable Out-of-Pocket Revenues.
      Reimbursable out-of-pocket revenues increased by approximately $656,100, or 300%, to approximately $874,000 for the three months ending September 30, 2006 from approximately $217,900 for the same period in 2005. The increase was due primarily to an increase in the number of contracts under which we administered payments to investigators on behalf of our customers.

Operating Expenses.
      Research and development expenses decreased by approximately $32,600, or 5%, to approximately $564,700 for the three months ending September 30, 2006 from approximately $597,300 for the same period in 2005. The decrease was attributable primarily to timing of product development expenses incurred by Sytera for ST-602, as well as other drug research and discovery efforts.
      General and administrative expenses increased by approximately $1,036,600, or 424%, to approximately $1,281,000 for the three months ending September 30, 2006, from approximately $244,400 for the same period in 2005. The increase is largely related to the increased activity associated with the Biopharmaceutical business, including the amortization of license agreements entered into in 2006 and the patent for ST-602 acquired from Sytera. General and administrative costs as a percentage of service revenues were 166% for the three months ending September 30, 2006, compared to 119% for the same period in 2005.
      Wages and related expenses increased by approximately $944,600, or 439%, to approximately $1,159,800 for the three months ending September 30, 2006 from approximately $215,200 for the same period in 2005. The increase was largely attributable to the operating expenses incurred by Sirion, which commenced business operations in January 2006. We expect wages and related expenses to increase in the near term as we hire additional employees to perform managerial, clinical and administrative functions related to our Biopharmaceutical business.
      Reimbursable out-of-pocket costs increased approximately $656,100, or 300%, to approximately $874,000 for the three month period ending September 30, 2006, from approximately $217,900 for the same period in 2005. The increase is due primarily to an increase in the number of contracts under which we administered payments to investigators on behalf of our customers. Our reimbursable out-of-pocket revenues are recognized simultaneously with and offset by our reimbursable out-of-pocket costs.
      Professional fees increased by $1,021,500, or 613%, to approximately $1,188,000 for the three month period ending September 30, 2006 from approximately $166,500 for the same period in 2005. These fees largely represent legal expenses incurred by Sytera and Sirion associated with Sirion’s acquisition of Sytera and with the contribution transaction.
Other Income.
      Other income increased by approximately $16,800, or 152%, to approximately $27,900 for the three month period ending September 30, 2006 from approximately $11,100 for the same period in 2005. This increase was related to interest income.
      Other expense increased by $683,000 for the three month period ending September 30, 2006 from $0 for the same period in 2005 as a result of the charge taken for the derivative liability associated with the Investors’ Rights Agreement entered into as a result of the contribution transaction. Interest expense decreased by $378,800, or 74%, to approximately $138,000 for the three month period ending September 30, 2006 from approximately $516,800 for the same period in 2005, largely as a result of the conversion of Sytera’s debt to equity in July 2006.
Net Income (Loss).
      The net loss for the three months ending September 30, 2006 was approximately $4,217,000. The net loss for the same period in 2005 was approximately $1,524,600. Due to the varying equity structures of the entities being combined, per share data is not presented except on a pro forma basis.
      As indicated in the pro forma financial statements in footnote 8, operating expenses for three months have increased by approximately $302,600 for amortization of intangible assets, $42,500 for research and development expense relating to contractual obligations, and $75,000 for interest expense for the additional debt, all arising from the Sytera acquisition. Total pro forma losses for the combined entities would have approximately $2,627,700 for the three months ending September 30, 2005.

Nine Months Ended September 30, 2006 Compared With The Nine Months Ended September 30, 2005
      The unaudited results of operations for the nine months ending September 30, 2006 include the results of operations for Sirion, Sytera and RXDR, presented on a combined basis as if they had historically operated and reported their financial statements on a consolidated basis. Of these formerly separate entities, only Sytera and RXDR had business operations for all of 2005. Sirion was incorporated in November 2005 but did not commence business operations until January 2006. Accordingly, the nine month period ending September 30, 2005 does not provide a wholly corresponding baseline against which to compare the nine month period ending September 30, 2006. As a result, in certain instances described below, the changes in our financial condition and results of operation described below are wholly or partially attributable to the fact that Sirion had no operations during the nine months ended September 30, 2005 but operated for almost the entire nine month period ended September 30, 2006.
Service Revenues.
      Service revenues increased by approximately $1,107,100, or 188%, to approximately $1,695,200 for the nine months ending September 30, 2006 from approximately $588,100 for the same period in 2005. All of the revenues in both periods were generated from our Contract Services business. The increase in service revenues resulted entirely from organic growth. Revenues from our top four customers accounted for approximately 78.3% and for the nine months ending September 30, 2006. For the same period in 2005, four customers accounted for approximately 91.2%, of total service revenues. No other customer accounted for more than 10% of our service revenues for this period.
Reimbursable Out-of-Pocket Revenues.
      Reimbursable out-of-pocket revenues increased by approximately $838,100, or 169%, to approximately $1,333,300 for the nine months ending September 30, 2006 from approximately $495,200 for the same period in 2005. The increase was due primarily to an increase in the number of contracts under which we administered payments to investigators on behalf of our customers.
Operating Expenses.
      Research and development expenses increased by approximately $104,400, or 7%, to approximately $1,705,700 for the nine months ending September 30, 2006 from approximately $1,601,300 for the same period in 2005. The increase was attributable primarily to product development expenses incurred by Sytera for ST-602, as well as other drug research and discovery efforts.
      General and administrative expenses, largely incurred by RXDR and Sirion, increased by approximately $1,421,00, or 276%, to approximately $1,935,700 for the nine months ending September 30, 2006, from approximately $514,700 for the same period in 2005. The increase is related to amortization expense for the intangible assets acquired in 2006, as well as the increased level of activity supporting RXDR’s growth in the Contract Services business. General and administrative costs as a percentage of service revenues were 114% for the nine months ending September 30, 2006, compared to 88% for the same period in 2005.
      Wages and related expenses increased by approximately $1,798,300, or 420%, to approximately $2,225,500 for the nine months ending September 30, 2006 from approximately $427,200 for the same period in 2005. The increase was primarily attributable to operating expenses incurred by Sirion, business which commenced business operations in January 2006, and the increased staffing required to support the business growth. We expect wages and related expenses to continue to increase in the near term as we hire additional employees to perform managerial, clinical and administrative functions related to our Biopharmaceutical businesses.
      Reimbursable out-of-pocket costs increased approximately $838,100, or 169%, to approximately $1,333,300 for the period ending September 30, 2006, from approximately $495,200 for the same period in 2005. The increase is due primarily to an increase in the number of contracts under which we administered payments to investigators on behalf of our customers. Our reimbursable out-of-pocket revenues are recognized simultaneously with and offset by our reimbursable out-of-pocket costs.
      Professional fees increased by approximately $1,816,300, or 686%, to approximately $2,081,100 for the period ending September 30, 2006 from approximately $264,800 for the same period in 2005. These fees largely represent legal expenses incurred by Sytera and Sirion associated with Sirion’s acquisition of Sytera and with the contribution transaction.

Other Income.
      In April 2006, RXDR developed a business pertaining to continuing medical education services referred to as FOCUS-ED. In June 2006, RXDR sold this business and recognized gain on the sale of the business of $105,000, recorded as other income. In the second fiscal quarter of 2006, RXDR had net operating income of $8,000 on this operation. Total other income increased by approximately $127,600, to approximately $138,700 for the nine month period ending September 30, 2006, from $11,100 for the same period in 2005.
      Other expense increased by $683,000 for the nine month period ending September 30, 2006 from $0 for the same period in 2005 as a result of the charge taken for the derivative liability associated with the Investors’ Rights Agreement entered into as a result of the contribution transaction.
      Interest expense for the nine months ending September 30, 2006 was approximately $300,900, which was related to interest expense for the convertible debt securities issued by Sytera, amortization of debt discount associated with the warrants issued in connection with the convertible debt securities, as well as charges for the beneficial conversion feature of the debt, and interest associated with the Sirion’s loan payable for the first half of 2006, as well as interest associated with the note payable to the former Sytera shareholders for the third quarter of 2006. Interest expense in 2005 was approximately $679,000 related to interest expense for the convertible debt securities issued by Sytera, amortization of debt discount associated with the warrants issued in connection with the convertible debt securities, as well as charges for the beneficial conversion feature of the debt.
Net Income (Loss).
      The net loss for the nine months ending September 30, 2006 was approximately $7,097,984. The net loss for the same period in 2005 was approximately $2,887,900. Due to the varying equity structures of the entities being combined, per share data is not presented except on a pro forma basis.
      As indicated in the pro forma financial statements in footnote 8, operating expenses for nine months will increase by $907,935 for amortization of intangible assets, $127,500 for research and development expense relating to contractual obligations, and $225,000 for interest expense for the additional debt, all arising from the Sytera acquisition. Total pro forma losses for the combined entities would have been approximately $7,938,300 for the nine months ending September 30, 2006, and $4,831,300 for the same period in 2005.
Liquidity and Capital Resources
      As of September 30, 2006, we had approximately $17,912,100 in cash and working capital of approximately $17,100,000 as compared with approximately $311,200 in cash and negative working capital of approximately $1,247,000 as of December 31, 2005. The Company has incurred substantial losses since inception and, during the nine months ended September 30, 2006, has used approximately $6,464,287 in cash for operations. Historically, we have financed our operations primarily through revenues generated by our Contract Services business, sales of our convertible debt and equity securities, and proceeds from loan agreements.
Operating Activities
      For the nine months ended September 30, 2006, we used approximately $6,464,300 of cash for operations primarily as a result of the net loss of approximately $7,098,000. Included in the loss was a non-cash charge for the derivative liability. For the nine months ended September 30, 2005, we used $1,558,800 cash for operations during the same period in 2005 primarily as a result of the net loss of approximately $2,887,900 during such period. Included in the loss was non-cash interest expense of approximately $558,211 related to the beneficial conversion feature of Sytera’s debt.

Investing Activities
      Investing activities consist of purchases of furniture, computers and research laboratory equipment, as well as investments in intellectual property rights funded by cash payments (including the cash payment to former Sytera stockholders associated with the acquisition of Sytera of approximately $5,000,000), lease agreements, or loan agreements. Net cash used in these investing activities totaled approximately $5,931,500 during the nine months ended September 30, 2006 compared to approximately $148,800 used during the same period last year.
Financing Activities
      Net cash provided by financing activities totaled approximately $29,996,600 during nine months ended September 30, 2006 compared to $1,720,400 for the same period last year.
      In February 2006, Sirion entered into a loan agreement pursuant to which Sirion could borrow up to $5,000,000 to fund working capital needs and licensing transactions. This debt was convertible to Sirion Series A-1 Preferred Stock. In September 2006, the entire $5,000,000 of debt was converted to Sirion Series A-1 Preferred Stock, and pursuant to the Contribution Transaction, then converted to our Series A Convertible Preferred Stock.
      In February and March 2006, Sytera issued convertible debt securities for $500,000. In July 2006, the aggregate amount of Sytera’s convertible debt outstanding at that time, $2,550,000, was converted into Series B Preferred Stock of Sytera. Pursuant to the Sytera merger with Sirion, the Sytera Series A Convertible Preferred Stock was converted to Sirion Common Stock, and the Sytera Series B Preferred Stock was converted to Sirion Series A Convertible Preferred Stock. Pursuant to the Contribution Transaction, the Sirion Series A Convertible Preferred Stock converted to our Series A Convertible Preferred Stock.
      Immediately after the consummation of the Contribution Transaction, we completed a private placement of our Series A Convertible Preferred Stock pursuant to which we received gross proceeds of $25,000,000. We immediately used approximately $5,000,000 of such proceeds to repay promissory notes issued by Sirion to the former stockholders of Sytera in connection with Sirion’s acquisition of Sytera and to satisfy Company indebtedness to its founder.
Our primary cash needs on both a short-term and long-term basis are for research and development – which we anticipate to be our most significant short-term and long-term expense – the payment of salaries and benefits, hiring and recruiting expenses, business development and marketing costs, milestone payments and royalty payments under our licenses for our products described below, ST-601 and ST-603, and contingent consideration payments under our Sirion’s merger agreement with Sytera with respect to the development and marketing of ST-602. Our future capital requirements and the sufficiency of our existing cash and available cash will depend on many factors, including the following:
•	the success of the commercialization of our products;

•	the progress of the development and commercialization of our current products in relation to milestones set forth in our license agreements and other agreements regarding such products;

•	sales and marketing activities, and expansion of our commercial infrastructure, related to our approved products and product candidates;

•	the results of our clinical trials and requirements to conduct additional clinical trials;

•	the rate of progress of our research and development programs;

•	the time and expense necessary to obtain regulatory approvals;

•	activities and payments in connection with potential acquisitions of companies, products or technology;

•	competitive, technological, market and other developments;

•	our ability to establish and maintain collaborative relationships; and

Additionally, our strategy entails identifying and acquiring valuable compounds, pharmaceutical products and biopharmaceutical companies. Any such acquisitions will require additional capital, including external financings.
We expect that we will need to raise additional funds from public or private issuances of equity or debt securities or other sources. There can be no assurance that funds from these sources will be available when needed or, if available, will be on terms favorable to us or to our stockholders.
Additionally, consent rights granted to the holders of our Series A Convertible Preferred Stock and the right of first offer set forth in our Investors’ Rights Agreement may hinder our ability to raise necessary funds. If additional funds are raised by issuing equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may provide for rights, preferences or privileges senior to those of the holders of our Common Stock.
Contractual Obligations
Contractual Commitments. Future minimum payments for all contractual obligations for years subsequent to December 31, 2005 are as follows:

2006	$208,600
2007	404,336
2008	417,024
2009	336,504
2010	161,000
Thereafter	54,000

$1,581,464

Certain consulting contracts require the Company to make monthly payments of approximately $75,000 for as long as the consultants’ services are provided. Short-term obligations arising in the ordinary course of business are excluded from the above table.
Obligations Related to the Acquisition of Our Current Products in Development
License Agreements for ST-601 and ST-603. We have entered into license agreements with Senju Pharmaceutical Company, LTD of Japan and Laboratorios Sophia, S.A. de C.V. with respect to ST-601 and ST-603, respectively. These license agreements provide us with the exclusive rights to these compounds in the U.S., Puerto Rico, Guam, the U.S. Virgin Islands and other U.S. territories and possessions. Pursuant to these license agreements, we have committed to use our reasonable efforts to develop, market and promote, at our own expense, these compounds, in such geographic areas. In consideration for the license rights under these agreements, we are generally required to make payments to the licensors based on the achievement of milestones and also, assuming we bring either drug to market, royalty payments based upon sales.
Contingent Consideration in the Acquisition of Sytera Related to ST-602. In connection with its acquisition of Sytera (pursuant to which it acquired the rights to ST-602, formerly designated SYT-101), Sirion entered into an Agreement and Plan of Merger with Sytera, Kenneth J. Widder, M.D. (as stockholder representative for Sytera’s pre-merger stockholders), Barry Butler (as stockholder representative for Sirion’s pre-merger stockholders), and Sytera II, Inc., a Delaware corporation (“Sytera II”) majority-owned by Sytera’s former stockholders and minority owned by Sirion (the “Sytera Merger Agreement”). The consideration payable to Sytera’s former stockholders pursuant to the Sytera Merger Agreement included, among other things, contingent consideration in the form of potential future cash payments and issuances of additional capital stock based on the achievement or occurrence of certain events relating to the development and commercialization of products derived from ST-602, as well as on sales of such products. Additionally, in the event that Sirion ceases the development and marketing of ST-602 or fails to achieve certain developmental events with respect to ST-602 on or before certain dates, Sirion would be required to either make additional payments to Sytera’s former stockholders or transfer ST-602 to Sytera II (which currently is majority-owned by Sytera’s former stockholders and minority-owned by Sirion).
In connection with our acquisition of Sirion, we specifically assumed Sirion’s obligations under the Sytera Merger Agreement, including the contingent obligations to make cash payments and additional issuances of capital stock (in the form of our Common Stock) described above.
We expect that over the next 25 months we will be required to make significant payments in connection with the achievement of developmental milestones under our license agreements for ST-601 and ST-603 and significant payments of contingent consideration under the Sytera Merger Agreement with respect to the development of ST-602, each as described above.
We anticipate that the approximate milestone payments with respect to ST-601 and ST-603 and the approximate contingent consideration payments under the Sytera Merger Agreement with respect to ST-602 through our fiscal year ending December 31, 2008 will be as follows:

Through the remainder of fiscal 2006:	$2.5 million or more (in the aggregate)

During fiscal 2007:	$3.5 million or more (in the aggregate)

During fiscal 2008:	$7 million or more (in the aggregate)

Total through fiscal 2008:	$13 million or more (in the aggregate)
However, there is no assurance that the development of ST-601, ST-602 or ST-603 will proceed along the currently anticipated development schedules. If any one or more of such development schedules are accelerated, then we may incur a larger amount of such payments in a shorter amount of time. Conversely, if any one or more of such development schedules are delayed, such payments may be less than currently expected through fiscal 2008.
RXDR Acquisition Agreement
Pursuant to the terms of our acquisition of RXDR, as the sole consideration for such acquisition, we are required to make contingent payments to The Butler Partnership, Inc., a company wholly-owned by Barry Butler, our Chief Executive Officer and a director and stockholder of the Company, and Mr. Butler’s wife, and Rogellen Partners, Inc., a company wholly-owned by Roger Vogel, M.D., our Chief Medical Officer and a director and stockholder of the Company, and his former wife, equal to 15% of the collected revenues generated by our Contract Services business for a period of three years from the date of such acquisition.
Contract Services Agreements
The contracts in our Contract Services business are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into, and the balance is received in installments over the contract’s duration, in some cases on a milestone-achievement basis. Service revenues from contracts are generally recognized on a straight line basis over the life of the contract. We also perform work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. The Company incurs costs, in excess of contract amounts, in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by the Company’s customers. The Company includes amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Combined Statements of Operations.
Item 3. Controls and Procedures.
Our management, with the participation of Barry S. Butler, our Chief Executive Officer, and Dawn E. Bennett Johnson, our Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal period covered by this Quarterly Report on Form 10-QSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Historically, the Company has not had a formal system of controls and procedures due to the fact that the Company was small in size and had no operations. Currently, management, with the oversight of the Chief Executive Officer and Chief Financial Officer, is devoting considerable effort to develop and implement a formal system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
There was no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f)) during our third fiscal quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
During the fiscal quarter ended September 30, 2006, the Company repurchased shares of its Common Stock as set forth below:

				(d) Maximum
				Number (or
			(c) Total Number	Approximate
			of Shares	Dollar Value) of
			Purchased as	Shares that May
	(a) Total Number		Part of Publicly	Yet be Purchased
	of Shares	(b) Average Price	Announced Plans	Under the Plans
Period	Purchased	Paid per Share	or Programs	or Programs
July 1 through July 31, 2006	0	0	0	0
August 1 through August 31, 2006	0	0	0	0
September 1 through September 30, 2006	2,250,000 (1)	$0.0001	0	0

Total	2,250,000 (1)	$0.0001 (2)	0	0

(1)	All 2,250,000 shares of Common Stock were repurchased pursuant to a private transaction with our then sole stockholder, and not through any publicly announced plan or program. This repurchase was a condition to the contribution transaction reported in the Company’s Current Report on Form 8-K filed on September 18, 2006.

(2)	This amount equals the par value of the shares of Common Stock repurchased.
Item 5. Other Information.
Amendments to the Company’s Certificate of Incorporation.
On November 13, 2006, the Company amended its Certificate of Incorporation to: (1) change our corporate name from “Tenby Pharma Inc.” to “Sirion Holdings, Inc.”; and (2) add a provision to our Certificate of Incorporation allowing for mandatory compromises between the Company (or a receiver or trustee appointed for the Company) and our future creditors, future stockholders or both under certain circumstances. The foregoing amendments were disclosed in our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission and sent to our stockholders on October 23, 2006.
Adoption of Sirion Holdings, Inc. 2006 Stock Incentive Plan.
As previously disclosed in our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission and sent to our stockholders on October 23, 2006, pursuant to an action by unanimous written consent dated as of October 10, 2006, our Board of Directors unanimously approved resolutions authorizing and recommending that our stockholders approve the adoption of the Sirion Holdings, Inc. 2006 Stock Incentive Plan (the “2006 Plan”). Subsequently, on October 11, 2006, a majority of our stockholders, acting by written consent without a meeting, approved the adoption of the 2006 Plan. In accordance with regulations of the Securities and Exchange Commission, the effectiveness of the adoption of the 2006 Plan was subject to the condition that 20 days pass from the date the Definitive Information Statement was first sent to our stockholders. As of November 13, 2006, such 20 day period had elapsed and the 2006 Plan became effective.
Description of the 2006 Plan.
Shares Subject to the Plan. The total number of shares of Common Stock that may be issued under the 2006 Plan is 534,566 (representing approximately 6% of the Common Stock outstanding at October 10, 2006, calculated on a fully-diluted, as-converted basis and disregarding any limitations on conversion of the Company’s Series A Preferred Stock into the Company’s Common Stock).
The Company has reserved the number of shares of Common Stock necessary to satisfy the maximum number of shares that may be issued under the 2006 Plan. The shares of Common Stock underlying any stock option that expires, terminates or is cancelled for any reason without being exercised or without the payment of consideration (or without being deemed exercised upon exercise of a related stock appreciation right) will again become available for awards under the 2006 Plan. The number of shares available for issuance under the 2006 Plan will be reduced by the full number of shares covered by awards granted under the 2006 Plan (including, without limitation, the full number of shares covered by any stock appreciation right, regardless of whether any such stock appreciation right is ultimately settled in cash or by the issuance of shares); provided, however, that the number of shares covered by awards (or portions thereof) that are forfeited or that otherwise terminate or lapse without the payment of consideration thereof (but not including shares that are forfeited after the actual issuance of such shares to a participant) will again become available for issuance under the 2006 Plan. For example, an award of an option to purchase 1,000 shares of Common Stock under the 2006 Plan would reduce the remaining shares available for new awards under the 2006 Plan by 1,000 shares. However, if the right to purchase 300 of such 1000 shares of Common Stock is ultimately forfeited or terminates prior to exercise of the option (and thus without the payment of any consideration in respect thereof), then the 300 shares covered by that portion of the option would again become available for grants of new awards under the 2006 Plan.
Administration. The 2006 Plan will initially be administered by the Company’s Board of Directors. The Board of Directors may delegate its duties under the 2006 Plan to a Compensation Committee, if any, comprised of at least two or more directors who qualify as “independent directors” within the meaning of the rules of any stock exchange on which the Company’s securities are listed, “non-employee directors” within the meaning of Rule 16b-3 under the Securities Exchange Act of 1934, as amended, and, to the extent required by Section 162(m) of the Internal Revenue Code of 1986, “outside directors” within the meaning thereof. The Board of Directors or the Compensation Committee, as applicable, is authorized to interpret the 2006 Plan, to establish, amend and rescind any rules and regulations relating to the 2006 Plan, and to make any other determinations that it deems necessary or desirable for the administration of the 2006 Plan. For purposes of this description of the 2006 Plan, the Board of Directors or its Compensation Committee, as applicable, that administers the plan is referred to collectively as the “Board of Directors.”
Stock Options and Stock Appreciation Rights. The Board of Directors may award nonqualified or incentive stock options under the 2006 Plan. Options granted under the 2006 Plan will become vested and exercisable at such times and upon such terms and conditions as may be determined by the Board of Directors at the time of grant, but an option will generally not be exercisable for a period of more than ten years after it is granted. Participants awarded stock options will not receive dividends or dividend equivalents or have any voting rights with respect to shares of Common Stock underlying the stock options.
Options awarded under the 2006 Plan will be exercisable at such times and upon such terms and conditions as shall be determined by the Board of Directors at the time of each grant. We currently anticipate that the exercise of stock options awarded under the 2006 Plan generally will be subject to a standard vesting schedule to be determined by the Board of Directors. However, from time to time, we may award options under the 2006 Plan that are immediately exercisable or that are exercisable pursuant to vesting schedules other than the standard vesting schedule or only upon the occurrence of one-time events.
The exercise price per share of Common Stock for any stock option awarded will not be less than the fair market value of a share of Common Stock on the day the stock option is granted, as determined in accordance with the 2006 Plan. To the extent permitted by the Board of Directors, the exercise price of a stock option may be paid in cash or its equivalent, in shares of Common Stock having a fair market value equal to the aggregate stock option exercise price; partly in cash and partly in shares of Common Stock; or, subject to applicable law, through the delivery of irrevocable instructions to a broker to sell shares of Common Stock obtained upon the exercise of the stock option and to deliver promptly to the Company an amount out of the proceeds of the sale equal to the aggregate stock option exercise price for the shares of Common Stock being purchased.
The Board of Directors may grant stock appreciation rights independent of or in conjunction with a stock option. The exercise price of a stock appreciation right will not be less than the fair market value of a share of Common Stock on the date the stock appreciation right is granted; except that, in the case of a stock appreciation right granted in conjunction with a stock option, the exercise price will not be less than the exercise price of the related stock option. A stock appreciation right will generally not be exercisable for a period of more than ten years after it is granted. Participants awarded stock appreciation rights will not receive dividends or dividend equivalents or have any voting rights with respect to shares of Common Stock covered by the stock appreciation rights. Each stock appreciation right granted independent of a stock option shall entitle a participant upon exercise to an amount equal to (1) the excess of (a) the fair market value on the exercise date of one share of Common Stock over (b) the exercise price, multiplied by (2) the number of shares of Common Stock covered by the stock appreciation right, and each stock appreciation right granted in conjunction with a stock option will entitle a participant to surrender the stock option and to receive such amount. Payment will be made in shares of Common Stock and/or cash (any share of Common Stock valued at fair market value), as determined by the Board of Directors.
No Repricing. The 2006 Plan prohibits the repricing of stock options or stock appreciation rights awarded under the 2006 Plan.
Adjustments Upon Certain Events. In the event of any stock dividend or split, reorganization, recapitalization, merger, spin-off, share exchange or any other similar transaction, the Board of Directors, in its sole discretion, shall (subject to limitations due to Section 409A of the Internal Revenue Code of 1986, as amended) adjust (1) the number or kind of shares of Common Stock or other securities issued or reserved for issuance pursuant to the 2006 Plan or pursuant to outstanding awards; (2) the maximum number of shares for which awards (including limits established for restricted stock or other stock-based awards) may be granted during a calendar year to any participant; (3) the option price or exercise price of any stock appreciation right; and/or (4) any other affected terms of such awards.
Upon the occurrence of a change in control of the Company (as defined in the 2006 Plan), the 2006 Plan provides that the Board of Directors may (subject to limitations due to Section 409A of the Code) (1) vest or cause the restrictions to lapse with respect to, all or any portion of an award; (2) cancel awards for fair value; (3) provide for the issuance of substitute awards that will substantially preserve the otherwise applicable terms of any affected awards previously granted under the 2006 Plan as determined by the Board of Directors in its sole discretion; or (4) provide that for a period of at least 30 days prior to the change in control, such stock options will be exercisable as to all shares subject thereto and that upon the occurrence of the change in control, such stock options will terminate.
Amendment and Termination. The Board of Directors may amend, alter or discontinue the 2006 Plan, but no amendment, alteration or discontinuation shall be made (1) without the approval of the stockholders of the Company, if such action would increase the total number of shares of Common Stock reserved for the purposes of the 2006 Plan or increase the maximum number of shares that may be awarded thereunder, or increase the maximum number of shares for which awards may be granted to any participant; (2) without the consent of a participant, if such action would diminish any of the rights of the participant under any award previously granted to the participant under the 2006 Plan; or (3) without stockholder approval, to the provision relating to repricing of options or stock appreciation rights to permit such repricing. No new awards may be made under the 2006 Plan after the fifth anniversary of the effective date of the 2006 Plan.
If the Board of Directors determines that any awards made under the 2006 Plan will be taxable to a participant under Section 409A of the Internal Revenue Code of 1986, as amended, and related Department of Treasury guidance, then prior to exercise of stock options or stock appreciation rights by such participant or payment of other awards to such participant, the Board of Directors may amend the 2006 Plan and any outstanding awards, including retroactively, if the Board of Directors determines it is necessary or appropriate to do so to preserve the intended tax treatment of the awards granted under the 2006 Plan. The Board of Directors also may take other actions it determines necessary or appropriate to avoid the imposition of an additional tax under Section 409A of the Code.
Transferability. To the extent permitted by the award agreement, stock options and stock appreciation rights will be transferable to family members by gift. Stock options and stock appreciation rights will be transferable by will or the laws of descent and distribution upon the death of the holder.
Item 6. Exhibits.

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company

3.4	Certificate of Designations of Series A Convertible Preferred Stock of the Company(2)

Exhibit No.	Description

3.5	Bylaws of the Company(1)

10.1	Memorandum of Agreement, dated September 21, 2006, between Sirion Therapeutics, Inc. and DSM Pharmaceuticals, Inc.(3)

10.2	Assignment and Amendment of Consulting Agreement, dated September 25, 2006, by and among Sirion Therapeutics, Inc., Kenneth J. Widder, M.D. and DSC Associates, LLC

10.3	Sirion Holdings, Inc. 2006 Stock Incentive Plan

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on March 3, 2006, Commission File No. 000-51834.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2006, Commission File No. 000-51834.

(3)	Certain parts of this exhibit have not been disclosed and have been filed separately with the Secretary of the Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.

SIGNATURES
Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SIRION HOLDINGS, INC.
Date: November 15, 2006	By:	/s/ Barry S. Butler
Chief Executive Officer

Date: November 15, 2006	By:	/s/ Dawn E. Bennett Johnson
Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

3.1	Certificate of Incorporation of the Company(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company

3.4	Certificate of Designations of Series A Convertible Preferred Stock of the Company(2)

3.5	Bylaws of the Company(1)

10.1	Memorandum of Agreement, dated September 21, 2006, between Sirion Therapeutics, Inc. and DSM Pharmaceuticals, Inc.(3)

10.2	Assignment and Amendment of Consulting Agreement, dated September 25, 2006, by and among Sirion Therapeutics, Inc., Kenneth J. Widder, M.D. and DSC Associates, LLC

10.3	Sirion Holdings, Inc. 2006 Stock Incentive Plan

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on March 3, 2006, Commission File No. 000-51834.

(2)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2006, Commission File No. 000-51834.

(3)	Certain parts of this exhibit have not been disclosed and have been filed separately with the Secretary of the Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.