Form 10KSB
period 2006-12-31
Sirion Holdings, Inc.
filed 2007-03-30
CIK 1355015

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-KSB
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 000-51834
SIRION HOLDINGS, INC.
(Exact Name of Small Business Issuer as Specified in Its Charter)

Delaware	20-4142367
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)
3110 Cherry Palm Drive, Suite 340
Tampa, Florida 33619
(Address of Principal Executive Offices)
(813) 496-7325
(Issuer’s Telephone Number, Including Area Code)
Securities registered under Section 12(b) of the Exchange Act:
None
Securities registered under Section 12(g) of the Exchange Act:
None
Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☑
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
State the issuer’s revenues for its most recent fiscal year. $3,473,363
The aggregate market value of the voting and non-voting common equity held by non-affiliates as of March 23, 2007 was $22,918,255.
The registrant had 3,668,730 shares of common stock outstanding as of March 23, 2007.
Transitional Small Business Disclosure Format (check one) Yes ☐ No ☑
DOCUMENTS INCORPORATED BY REFERENCE

2 of 68

FORWARD-LOOKING STATEMENTS
     This Annual Report on Form 10KSB (“Annual Report”) contains forward-looking statements. These statements relate to anticipated future events, future results of operations or future financial performance. These forward-looking statements include, but are not limited to, statements relating to our ability to raise sufficient capital to finance our planned operations, to develop viable drug product candidates, to obtain positive preclinical trial results, and successful clinical trials of our drug product candidates, to receive necessary marketing clearance approvals from the FDA, to successfully commercialize our drug product candidates, to successfully compete in the marketplace, to secure additional technologies and licenses, to license our technology to other parties, and to protect our intellectual property . In addition, such forward-looking statements may include projections relating to the market acceptance of our drug product candidates and results of operations, cash expenditures and capital resources for the next 12 to 36 months. Any statement that is not a statement of historical fact is a forward-looking statement. In some instances, you can identify forward-looking statements by terminology such as “may,” “might,” “will,” “should,” “intends,” “expects,” “plans,” “goals,” “projects,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of these terms or other comparable terminology.
     We caution you that these forward-looking statements are only predictions, are uncertain and involve substantial known and unknown risks, uncertainties and other factors which may cause our (or our industry’s) actual results, levels of activity or performance to be materially different from any future results, levels of activity or performance expressed or implied by these forward-looking statements. The “Risk Factors” and “Management’s Discussion and Analysis of Results of Operations” sections of this Annual Report set forth detailed risks, uncertainties and cautionary statements regarding our business and these forward-looking statements.
     You should read this Annual Report and our Consolidated Financial Statements and the notes thereto carefully and completely and with the understanding that our actual future results may differ materially from what we expect. We qualify all forward-looking statements in this Annual Report by the foregoing cautionary statements and risk factors. We assume no obligation and do not intend to update these forward-looking statements.
EXPLANATORY NOTE
     On March 27, 2007, prior to filing this Annual Report on Form 10-KSB, the Company filed a Form 15 with the Securities and Exchange Commission. As a result, the Company’s obligations to file annual, quarterly and periodic reports, other than its obligation to file this Annual Report on Form 10-KSB, were immediately suspended. Additionally, we anticipate that, upon the passage of 90 days from the date of the filing of the Form 15, the registration of the Company’s Common Stock with the Securities and Exchange Commission will be terminated and the Company’s obligations with respect to certain stockholder communications and the filing of annual, quarterly and periodic reports and the obligations of certain stockholders to report their ownership of and transactions in our Common Stock will cease. The statements and information set forth in this Annual Report on Form 10-KSB are qualified by reference to the foregoing.
Part I
Item 1. Description of Our Business
Corporate Overview and History
     Sirion Holdings, Inc., through its direct and indirect wholly-owned subsidiaries Sirion Therapeutics, Inc. and Rx Development Resources, LLC, is a biopharmaceutical company engaged in research, discovery, development and commercialization of unique pharmaceutical products and medical devices to treat diseases of the eye – which we call our Biopharmaceutical business – and providing contract clinical research and other services to ophthalmic pharmaceutical companies – which we call our Contract Services business. As used herein, the terms “we”, “our”, “us”, “company” and “Sirion” refer to Sirion Holdings, Inc. and its subsidiaries taken as a whole.
     From our inception in January 2006 until September 13, 2006, we were a shell company with no business or operations and only nominal assets. On September 13, 2006, we acquired Sirion Therapeutics, Inc. pursuant to a transaction in which Sirion Therapeutics’ stockholders contributed 100% of Sirion Therapeutics’ issued and outstanding capital stock to the Company in exchange for newly issued shares of our common stock and Series A Convertible Preferred Stock. As a result of that transaction,

3 of 68

we experienced a change of control and ceased being a shell company. Immediately after consummation of the acquisition of Sirion Therapeutics, we consummated a private placement of $25,000,000 of our Series A Convertible Preferred Stock.
     Sirion Therapeutics was incorporated in November 2005. Prior to our acquisition of Sirion Therapeutics, it consummated two acquisitions. First, in July 2006, Sirion Therapeutics acquired Sytera, Inc., a company engaged in drug discovery and development primarily in the field of ophthalmology, pursuant to a statutory merger in which Sytera merged with and into Sirion Therapeutics and Sirion Therapeutics continued as the surviving corporation. Second, in August 2006, Sirion Therapeutics acquired Rx Development Resources, LLC, a clinical research organization focused primarily on ophthalmology, pursuant to a transaction in which Sirion Therapeutics purchased all of the issued and outstanding membership interests of Rx Development Resources.
Overview of Our Business
     We believe there are synergies between our Biopharmaceutical and Contract Services businesses, including our ability to fully utilize our highly-skilled employees who provide services to both businesses. In addition, we anticipate that our Contract Services engagements will generate future strategic opportunities and relationships, including licensing opportunities for our Biopharmaceutical business. While we currently derive all of our revenue from our Contract Services business, we consider our Biopharmaceutical business to be our primary business.
     Biopharmaceutical
     Through our Biopharmaceutical business, we desire to build a broad based portfolio of ophthalmic products to treat a number of sight threatening and debilitating eye diseases and conditions, including those that affect the back of the eye. We currently have four principal product candidates in development:
•	ST-601. ST-601 is a potent ophthalmic steroid emulsion with indications for steroid responsive inflammatory ophthalmic diseases. Ophthalmic steroids are widely used to treat many ophthalmic diseases and to prevent inflammation following most ophthalmic surgeries. ST-601 has been studied extensively in Japan, including clinical trials in human subjects. We have filed an Investigational New Drug application with the FDA and started a Phase III program in the first quarter of 2007.

•	ST-602. Formerly designated SYT-101, ST-602 is a product aimed at reducing the accumulation of toxic vitamin A derivatives, including A2E (lipofuscin) in the eye by reducing the level of serum retinol. It is theorized that the accumulation of these toxins in the eye is responsible for vision loss in such diseases as dry age-related macular degeneration, or “dry AMD,” geographic atrophy and Stargardt’s disease. We have commenced the enrollment process for patients in a Phase II clinical study of this product in human subjects in the United States.

•	ST-603. ST-603 is a compound, with the active ingredient cyclosporine-A, which we are developing for use with the Sophisen ocular delivery system, a carrier of ophthalmic drug products. We began a clinical program with this product in the first quarter of 2007. We are evaluating options in a number of disease states, including dry eye syndrome.

•	ST-605. ST-605 is a topical gel with the active ingredient ganciclovir. We expect to bring this product to the market as a treatment for ocular manifestations of herpes virus. In January 2007, acquired the exclusive rights to develop, manufacture, sell and distribute ST-605 in the U.S. and all U.S. territories and possessions from Laboratoires Thea S.A., a leading French ophthalmic pharmaceutical company.
     Additionally, we operate a discovery research laboratory that is conducting research into back of the eye diseases, including dry AMD. We are evaluating opportunities to expand these operations by acquiring additional screening and research capabilities. In addition, we intend to pursue product screening agreements with companies that have promising technologies with potential to impact back of the eye diseases.
     We are led by a team of experienced pharmaceutical industry executives and recognized experts in ophthalmology and vision research. We believe that the skill and experience of our management team will enable us to successfully execute our

4 of 68

business plan to research, discover, develop and commercialize novel ophthalmic therapies.
     Contract Services
     Our Contract Services business provides a variety of clinical, regulatory, consulting and medical education services focused on ophthalmology to pharmaceutical companies developing products with potential ophthalmic indications and to others involved in the ophthalmic area. Among other things, this business facilitates the research and development efforts of biopharmaceutical companies by providing outsourced clinical research and testing services designed to make the drug development process more efficient.
Our Strategy
     Our goal is to be a leading biopharmaceutical company focused on the development and commercialization of proprietary pharmaceuticals to treat ophthalmic diseases. Our near-term strategy is to focus on completing the development and commercialization of our existing product candidates. Our long-term strategy is to use the expertise of our management team and other resources to identify, acquire and commercialize potentially valuable technologies in the area of ophthalmology. Specifically, we intend to acquire rights to such technologies through a combination of methods, including in-licensing and acquiring companies with products that complement our business strategy. Additionally, we hope to develop promising compounds through our drug discovery laboratory. We intend to use a balanced approach to portfolio management, acquiring the rights to products in various stages of development and in a variety of ophthalmic disease states. We believe that using such an approach enhances the value of each product over its value as a stand alone asset.
     Our primary strategy for our Contract Services business is to maintain our existing customer relationships. We believe that these relationships will continue to create economies of scale, by reducing the level of other cash and non-cash commitments required to generate revenue, and contribute to our profitability in this business. While the current contributions of our Contract Services business are important and create significant synergies, as our Biopharmaceutical business grows, we expect our Contract Services business’ contribution to our total revenue to diminish. Ultimately, we expect that our Biopharmaceutical business will be our dominant business.
Marketing and Sales
     As of the date of this Annual Report, we have not launched any products into the marketplace, and we do not anticipate doing so for at least 18 to 30 months. Our plan is to develop and deploy a specialized professional sales force to call on eye care professionals to discuss our products as they enter the market.
     Since our inception, we have derived all of our revenues from our Contract Services business. Our Contract Services business acquires new customers primarily through professional relationships and referrals. We plan to maintain this business primarily by maintaining our existing customer relationships.
Customers and Distribution
     As of the date of this Annual Report, we do not actively sell or distribute pharmaceutical products or medical devices. Key customers for our Contract Services business are primarily research-oriented ophthalmic pharmaceutical and medical device companies. Our Contract Services business is dominated by three key customers who we expect will represent more than 80% of our future Contract Services revenue. We have made a strategic decision to selectively limit new customers in our Contract Services business so that resources can be focused on our existing customers and the development of new products in our Biopharmaceutical business.
Manufacturing
     We do not own facilities for manufacturing any products and we do not anticipate manufacturing our own products in the foreseeable future. Instead, we have entered into contract manufacturing and supply arrangements with Cardinal Health PTS, LLC, Encompass Pharmaceutical Services, Inc., Plantex USA, Inc. Bio-Concept Laboratories, Inc., DSM Pharmaceuticals, Inc. and others to manufacture and supply our products, the compounds underlying our products and related materials. Each of these manufacturers is our sole source of the respective compound or materials that they manufacture and supply for us. We anticipate pursuing additional sources for those compounds and materials as part of our business continuity planning. We also anticipate

5 of 68

entering into similar agreements with respect to future compounds and products we seek to develop. Although we intend to rely on contract manufacturers to produce our products, we have recruited personnel with manufacturing experience to oversee the production of products we develop.
Competition
     The current ophthalmic pharmaceutical market is subject to intense competition. In particular, the licensing and acquisition of pharmaceutical products, which is part of our strategy, is a highly competitive area. A number of established companies also are pursuing strategies to license or acquire products, including Allergan Inc., Alcon, Inc., Novartis AG, Pfizer, Inc. and others. These established companies may have a competitive advantage over us due to their size, cash flow and institutional experience. However, we are actively developing products that we hope will compete successfully in segments currently dominated by these and other companies.
     Our Contract Services business competes primarily against in-house research and development departments of biopharmaceutical companies, universities, teaching hospitals and other full-service contract research organizations, or “CRO’s”. Competition in this area is generally defined by a participant’s previous experience, medical and scientific expertise in specific therapeutic areas (in our case, expertise in the ophthalmic area), quality of services, the ability to manage large-scale trials on a global basis, medical database management capabilities, the ability to recruit and retain highly-skilled employees, and price. This industry is highly fragmented with a large number of CROs ranging from small, limited-service providers to full-service, global drug development companies. Leading companies in this industry include Kendle International, Inc., Covance, Inc., PAREXEL International Corporation, Pharmaceutical Product Development, Inc., ICON plc, Charles River Laboratories International, Inc. and Quintiles Transnational Corporation.
Intellectual Property and Licensing Arrangements
     Our intellectual property is primarily comprised of trade secrets, proprietary know-how, license rights to issued patents, certain pending patent applications and continuing technological innovation.
     We license the exclusive rights to ST-601 in the U.S., Puerto Rico, Guam, the U.S. Virgin Islands and other U.S. territories and possessions from Senju Pharmaceutical Co., LTD of Japan pursuant to a license agreement. In exchange for such license rights, we have committed to use our reasonable efforts to develop, market and promote this compound in the geographic areas covered by the license at our own expense, and we may be required to make payments based on the achievement of research milestones and royalties on sales, if any. ST-601 is protected by U.S. Patent Nos. 5,556,848 and 6,114,319.
     ST-602, formerly designated SYT-101, is currently the subject of a suite of pending U.S. and foreign patent applications designed to protect its use for certain ophthalmic disease states, including dry AMD, geographic atrophy and Stargardt’s disease. In connection with our acquisition of Sytera, we may be required to make payments of contingent consideration to the former stockholders of Sytera in connection with events in the development and marketing of ST-602.
     We license the exclusive rights to ST-603 in the U.S., Puerto Rico, Guam, the U.S. Virgin Islands and other U.S. territories and possessions from Laboratorios Sophia, S.A. de C.V. pursuant to a license agreement. In exchange for such license rights, we have committed to use our reasonable efforts to develop, market and promote this compound at our own expense in the geographic areas covered by the license, and we may be required to make payments based on the achievement of research milestones and royalties on sales, if any.
     We license the exclusive rights to ST-605 in the U.S., Puerto Rico, Guam, the U.S. Virgin Islands and other U.S. territories and possessions from Laboratoires Thea pursuant to a license agreement. In exchange for such license rights, we have committed to use our reasonable efforts to develop, market and promote this compound at our own expense in the geographic areas covered by the license, and we may be required to make payments based on the achievement of research milestones and royalties on sales, if any.
     The patent positions of companies like ours are generally uncertain and involve complex legal and factual questions. Our ability to maintain and solidify our proprietary position for our technology will depend on our success in obtaining effective claims and enforcing those claims once granted. We do not know whether any of our patent applications will result in the issuance of any patents. Our issued patents and those that may issue in the future, or those licensed to us, may be challenged, invalidated or circumvented, which could limit our ability to stop competitors from marketing related products or the length of

6 of 68

term of patent protection that we may have for our products. In addition, the rights granted under any issued patents may not provide us with proprietary protection or competitive advantages against competitors with similar technology. Furthermore, our competitors may independently develop similar technologies or duplicate any technology developed by us. Because of the extensive time required for development, testing and regulatory review of a potential product, it is possible that, before any of our products can be commercialized, any related patent may expire or remain in force for only a short period of time following commercialization, thereby reducing any advantage of the patent.
     We rely heavily on trade secrets, proprietary know-how, patents, patent applications and continuing technological innovation. We seek protection of these trade secrets, proprietary know-how and any continuing technological innovation, in part, through confidentiality and proprietary information agreements. However, these agreements may be breached and may not provide meaningful protection for, or adequate remedies to protect, our technology in the event of unauthorized use or disclosure of information. Furthermore, our trade secrets may otherwise become known to, or be independently developed by, our competitors.
Research and Product Development
     We are actively involved in basic research at our laboratory located in San Diego, California. This research is focused on the identification and discovery of targets and compounds to treat back of the eye disease states. Additionally, we conduct preclinical research studies through the use of outsourced laboratories and conduct clinical trials utilizing our own personnel, consultants and CROs.
     Our current pharmaceutical development projects are derived both from discovery research activities (ST-602) and from strategic relationships with other companies (ST-601, ST-603 and ST-605). We anticipate new products entering our pipeline through a combination of in-licensing, acquisitions and our discovery research activities. The research and development expenses increased by approximately $843,500 or 34%, to approximately $3,319,800 for the twelve months ended December 31, 2006 from approximately $2,476,300 for the same period in 2005.
Government Regulation
     Biopharmaceutical
     If and when we bring any of our Biopharmaceutical products to market, they would be subject to extensive government regulation in the United States. Additionally, if we seek to market and distribute any such products abroad, they would also be subject to extensive foreign government regulation.
     In the United States, the Food and Drug Administration, or “FDA,” regulates pharmaceutical products. FDA regulations govern the testing, manufacturing, advertising, promotion, labeling, sale and distribution of pharmaceutical products, and generally require approval of new drugs through a rigorous process.
     The FDA approval process for new drugs includes, without limitation:
•	preclinical studies;

•	submission of an Investigational New Drug Application, or IND, for clinical trials;

•	adequate and well-controlled human clinical trials to establish the safety and efficacy of the product;

•	submission of a New Drug Application, or NDA, to obtain marketing approval;

•	review of the NDA; and

•	inspection of the facilities used in the manufacturing of the drug to assess compliance with current Good Manufacturing Practice, or “cGMP,” regulations.
     The NDA must include comprehensive and complete descriptions of the preclinical testing, clinical trials, and the

7 of 68

chemical, manufacturing and control requirements of a drug that enable the FDA to determine the drug’s safety and efficacy. A NDA must be submitted, and filed and approved by the FDA before any of our products can be marketed commercially in the United States.
     The FDA testing and approval process requires substantial time, effort and money. We cannot assure you that any of our products will ever obtain approval.
     Preclinical studies include laboratory evaluation of the product, as well as animal studies to assess the potential safety and effectiveness of the product. These studies must be performed according to good laboratory practices. The results of the preclinical studies, together with manufacturing information and analytical data, are submitted to the FDA as part of the IND. Clinical trials may begin 30 days after the IND is received, unless the FDA raises concerns or questions about the conduct of the clinical trials. If concerns or questions are raised, the IND sponsor and the FDA must resolve any outstanding concerns before clinical trials can proceed.
     We cannot assure you that submission of an IND for any of our preclinical trial products will result in authorization to commence clinical trials. Nor can we assure you that any of our current or future clinical trials will result in marketing approval. Clinical trials involve the administration of the product that is the subject of the trial to volunteers or patients under the supervision of a qualified principal investigator. Each clinical trial must be reviewed and approved by an independent institutional review board at each institution at which the study will be conducted. The institutional review board will consider, among other things, ethical factors, safety of human subjects and the possible liability of the institution. Also, clinical trials must be performed according to good clinical practices. Good clinical practices are enumerated in FDA regulations and guidance documents.
     Clinical trials typically are conducted in sequential phases: Phases I, II and III, with Phase IV studies sometimes conducted after approval. Drugs for which Phase IV studies may be required include those approved under accelerated approval regulations. The phases may overlap.
     In Phase I clinical trials, the drug is usually tested on a small number of healthy volunteers to determine safety, any adverse effects, proper dosage, absorption, metabolism, distribution, excretion and other drug effects.
     In Phase II clinical trials, the drug is usually tested on a limited number of subjects (generally up to several hundred subjects) to preliminarily evaluate the efficacy of the drug for specific, targeted indications, determine dosage tolerance and optimal dosage, and identify possible adverse effects and safety risks.
     In Phase III clinical trials, the drug is usually tested on a larger number of subjects (up to several thousand), in an expanded patient population and at multiple clinical sites. The FDA may require that we suspend clinical trials at any time on various grounds, including if the FDA makes a finding that the subjects are being exposed to an unacceptable health risk.
     In Phase IV clinical trials or other post-approval commitments, additional studies and patient follow-up are conducted to gain experience from the treatment of patients in the intended therapeutic indication. Additional studies and follow-up are also conducted to document a clinical benefit where drugs are approved under accelerated approval regulations and based on surrogate endpoints. In clinical trials, surrogate endpoints are alternative measurements of the symptoms of a disease or condition that are substituted for measurements of observable clinical symptoms. Failure to promptly conduct Phase IV clinical trials and follow-up could result in expedited withdrawal of products approved under accelerated approval regulations.
     The facilities, procedures, and operations of our contract manufacturers must be determined to be adequate by the FDA before product approval. Manufacturing facilities are subject to inspections by the FDA for compliance with cGMP, licensing specifications, and other FDA regulations before and after a NDA has been approved. Foreign manufacturing facilities are also subject to periodic FDA inspections or inspections by foreign regulatory authorities. Among other things, the FDA may withhold approval of NDAs or other product applications of a facility if deficiencies are found at the facility. Vendors that supply us with finished products or components used to manufacture, package and label products are subject to similar regulations and periodic inspections.
     In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry-sponsored scientific and educational activities, and promotional activities involving the internet.

8 of 68

     Failure to comply with FDA and other governmental regulations can result in fines, unanticipated compliance expenditures, recall or seizure of products, total or partial suspension of production and/or distribution, suspension of the FDA’s review of NDAs, injunctions and criminal prosecution. Any of these actions could have a material adverse effect on the Company.
     If we market drugs in foreign countries, we also will be subject to foreign regulatory requirements governing human clinical trials and marketing approval for pharmaceutical products. The requirements governing the conduct of clinical trials, product approval, pricing and reimbursement vary widely from country to country. Whether or not FDA approval has been obtained, approval of a product by the comparable regulatory authorities of foreign countries must be obtained before manufacturing or marketing the product in those countries. The approval process varies from country to country and the time required for such approvals may differ substantially from that required for FDA approval. There is no assurance that any future FDA approval of any of our clinical trials or drugs will result in similar foreign approvals.
     In the United States, physicians, hospitals and other healthcare providers that purchase pharmaceutical products generally rely on third-party payers, principally private health insurance plans, Medicare and, to a lesser extent, Medicaid, to reimburse all or part of the cost of the product and procedure for which the product is being used. Even if a product is approved for marketing by the FDA, there is no assurance that third-party payers will cover the cost of the product and related medical procedures. If they do not, end-users of the drug would not be eligible for any reimbursement of the cost, and our ability to market any such drug would be materially and adversely impacted.
     Reimbursement systems in international markets vary significantly by country and, within some countries, by region. Reimbursement approvals must be obtained on a country-by-country basis. In many foreign markets, including markets in which we hope to sell our products, the pricing of prescription pharmaceuticals is subject to government pricing control. In these markets, once marketing approval is received, pricing negotiations could take significant additional time. As in the United States, the lack of satisfactory reimbursement or inadequate government pricing of any of our products would limit their widespread use and lower potential product revenues.
     Contract Services
     Our Contract Services business is impacted by the same regulatory regime that governs the development and marketing of our Biopharmaceutical products. In particular, regulations involving quality control, integrity of data, ethical factors and safety of human subjects in connection with clinical trials and drug studies have significant impact on how we conduct this business. These regulations require adherence to written, standardized procedures during the conduct of studies and the recording, reporting and retention of study data and records. To help assure compliance, we have established quality assurance programs which monitor ongoing compliance with applicable regulations. Additionally, records for clinical studies must be maintained for specified periods for inspection by the FDA and other regulators. Significant non-compliance with any of these requirements could result in the disqualification of data collected during the clinical trial.
     Our discovery research laboratory is subject to licensing and regulation under federal, state and local laws relating to hazard communication and employee right-to-know regulations, the handling and disposal of medical specimens and hazardous waste and radioactive materials, as well as the safety and health of laboratory employees. Our discovery research laboratory is subject to applicable federal and state laws and regulations relating to the storage and disposal of all laboratory specimens including the regulations of the Environmental Protection Agency, the Nuclear Regulatory Commission, the Department of Transportation, the National Fire Protection Agency and state regulators with delegated authority under the Resource Conservation and Recovery Act. Companies holding or distributing controlled substances are subject to regulation by the United States Drug Enforcement Agency, or DEA. The regulations of the United States Department of Transportation, the Public Health Service and the Postal Service apply to the surface and air transportation of laboratory specimens. Our discovery research laboratory also is subject to International Air Transport Association regulations, which govern international shipments of laboratory specimens. Some of the products we use in our businesses also are subject to regulation by the Department of Homeland Security.
     Moreover, from time to time one or more of our customers may be investigated by regulatory authorities or enforcement agencies with respect to regulatory compliance of their clinical trials and programs. There is a risk that either our customers or regulatory authorities could claim that we performed our services improperly or that we are responsible for trial or program compliance. If our customers or regulatory authorities make such claims against us and prove them, we could be subject to substantial damages, fines or penalties.

9 of 68

     Additional Regulation
     The Health Insurance Portability and Accountability Act of 1996, or HIPAA, requires the use of standard transactions, privacy and security standards and other administrative simplification provisions by covered entities, which include many healthcare providers, health plans and healthcare clearinghouses. The United States law instructs the Secretary of the Department of Health and Human Services, or HHS, to promulgate regulations implementing these standards in the United States.
     In addition, federal and state anti-kickback and anti-fraud and abuse laws, as well as the federal Civil False Claims Act may apply to certain drug and device research and marketing practices. The Civil False Claims Act prohibits knowingly presenting or causing to be presented a false, fictitious or fraudulent claim for payment to the United States. Actions under the Civil False Claims Act may be brought by the Attorney General or as a qui tam action by a private individual in the name of the government. Violations of the Civil False Claims Act can result in significant monetary penalties. The federal government is using the Civil False Claims Act, and the threat of significant liability, in its investigations of healthcare providers, suppliers and drug and device manufacturers throughout the country for a wide variety of drug and device marketing and research practices, and has obtained multi-million dollar settlements. The federal government may continue to devote substantial resources toward investigating healthcare providers’, suppliers’ and drug and device manufacturers’ compliance with the Civil False Claims Act and other fraud and abuse laws.
     Other federal, state and local laws of general applicability, such as laws regulating working conditions, also govern us. In addition, we are subject to various federal, state and local environmental protection laws and regulations, including those governing the discharge of material into the environment.
Employees
     We believe that our success will depend greatly on our ability to identify, attract and retain capable employees. As of December 31, 2006, we had 45 full-time employees, 2 full-time consultants and 5 part-time employees.
Company Information
     We were originally incorporated in the State of Delaware under the name “Tenby Pharma Inc.” on January 2, 2006. In November 2006, as a result of our acquisition of Sirion Therapeutics, Inc., we changed our name to Sirion Holdings, Inc. Our principal executive offices are located at 3110 Cherry Palm Drive, Suite 340, Tampa, Florida 33619. Our telephone number is (813) 496-7325. We also maintain a research facility in San Diego, California. Our internet site is located at www.siriontherapeutics.com.
Item 2. Description of Property
     We currently lease two commercial properties. Our principal executive offices are located at 3110 Cherry Palm Drive, Suite 340, Tampa, Florida 33619. These offices occupy approximately 16,000 square feet, and the annual rent is $244,000. In addition to housing our executive offices, this facility is used in connection with our Biopharmaceutical and Contract Services businesses, including for research and development and clinical research. This lease expires on April 30, 2011.
     Additionally, we recently entered into a three-year sublease for 9,444 square feet of space located at 11408 Sorrento Valley Road, San Diego, California 92121 at an initial rental rate of $466,400 per year. We house our discovery research laboratory at this location.
Item 3. Legal Proceedings
     Currently, we are not a party to any pending legal proceedings, and are not aware of any proceeding contemplated by any governmental authority.

10 of 68

Item 4. Submission of Matters to a Vote of Security Holders
     As previously disclosed in our Definitive Information Statement on Schedule 14C filed with the Securities and Exchange Commission and sent to our stockholders on October 23, 2006, on October 11, 2006, stockholders holding 3,668,730 and 4,797,036 shares of our Common Stock and Series A Preferred Sock, respectively, voting together as a single class and acting by written consent without a meeting of stockholders, approved the following matters:
•	Amendment of our Certificate of Incorporation to change our corporate name to “Sirion Holdings, Inc.”;

•	Amendment of our Certificate of Incorporation to add a provision allowing for mandatory compromises between the Company (or a receiver or trustee appointed for the Company) and our future creditors, future stockholders or both under certain circumstances; and

•	Adoption of the Sirion Holdings, Inc. 2006 Stock Incentive Plan.
In accordance with regulations of the Securities and Exchange Commission, the effectiveness of the adoption of the 2006 Stock Incentive Plan was subject to the condition that 20 days pass from the date the Definitive Information Statement was first sent to our stockholders. As of November 13, 2006, such 20-day period had elapsed and the 2006 Stock Incentive Plan became effective.
PART II

Item 5.	Market for Common Equity, Related Stockholders Matters and Small Business Issuer Purchases of Equity Securities
Market Information
     There is no established public trading market for our common stock. On March 27, 2007, we filed a Form 15 with the Securities and Exchange Commission which suspended our obligations to file annual, quarterly and periodic reports and will, upon the passage of 90 days from the date of filing, terminate the registration of our common stock with the Securities and Exchange Commission. Accordingly, we do not expect there to be any established trading market for our common stock unless we register a public offering of our securities with the Securities and Exchange Commission.
Holders
     As of December 31, 2006, there were 26 stockholders of record of our common stock.
Dividends
     We have not paid any cash dividends on our common stock, and do not anticipate paying cash dividends in the foreseeable future. Our current policy is to retain earnings, if any, to fund operations, and the development and growth of our business. Any future determination to pay cash dividends will be at the discretion of our Board of Directors and will be dependent upon our financial condition, operation results, capital requirements, applicable contractual restrictions, restrictions in our organizational documents, and any other factors that our Board of Directors deems relevant. More specifically, our ability to pay dividends is restricted by the provisions in our Certificate of Designations of Series A Convertible Preferred Stock, including (a) the right of holders of Series A Convertible Preferred Stock to receive, prior and in preference to the declaration or payment of any dividend or distribution to the holders of our common stock, non-cumulative dividends at a rate of $0.64 per annum (subject to adjustment for stock dividends, stock splits, stock combinations and similar events), and (b) the requirement that a majority of the holders of our Series A Convertible Preferred approve any dividend under certain circumstances (unless unanimously approved by our Board of Directors or approved by a minimum number of independent directors).

11 of 68

Recent Sales of Unregistered Equity Securities.
     On November 28, 2006, we issued 90,897 shares of our common stock to Sytera’s former stockholders as contingent consideration pursuant to the terms of Sirion Therapeutics’ acquisition of Sytera and based on the achievement of events relating to the development of ST-602. We issued these securities pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance, among other things, on the size and manner of the offering and written representations and warranties from Sytera’s former stockholders.
     No underwriter was involved in this transaction.
Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     You should read the following discussion and analysis of our financial condition and results of operations together with our Consolidated Financial Statements and related notes included elsewhere in this Annual Report. This discussion and analysis contains trend analysis and might contain forward-looking statements. These statements are based on current expectations, and actual results might differ materially. Among the factors that could cause actual results to vary are those described in “Critical Accounting Policies” and “Risk Factors” set forth below. You are expressly advised to review and consider those Risk Factors, which include risks associated with our ability to (1) successfully conduct clinical and preclinical trials for our product candidates, (2) raise additional capital on favorable terms, (3) identify and obtain additional product candidates, and (4) accurately estimate and control the total amount of research and development costs that we will incur in connection with existing or future products. We disclaim any intention or obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
Overview
     Sirion Holdings, Inc., through its direct and indirect wholly-owned subsidiaries Sirion Therapeutics, Inc. and Rx Development Resources, LLC, is a biopharmaceutical company engaged in research, discovery, development and commercialization of unique pharmaceutical products and medical devices to treat diseases of the eye – which we call our Biopharmaceutical business – and providing contract clinical research and other services to ophthalmic pharmaceutical companies – which we call our Contract Services business.
     We consider there to be synergies between our Biopharmaceutical and Contract Services businesses. Currently, our Biopharmaceutical business does not generate revenue and we do not anticipate that it will generate revenue for at least 18 to 30 months. Accordingly, all of our current revenue is generated by our Contract Services business, which funds a portion of the Biopharmaceutical business’ operating expenses. Since certain of our highly-skilled employees provide services to both businesses, we are able to fully utilize these employees and continue to retain their services as full-time employees. Additionally, we anticipate that our Contract Services engagements may generate future strategic opportunities and relationships, including licensing opportunities for our Biopharmaceutical business.
     While the current contributions of our Contract Services business are important and create synergies, as our Biopharmaceutical business grows, we expect contribution of our Contract Services business to diminish when measured as a proportion to our total revenue. Ultimately, we expect that Biopharmaceuticals will be our dominant business.
     On March 27, 2007, prior to filing this Annual Report on Form 10-KSB, the Company filed a Form 15 with the Securities and Exchange Commission. As a result, the Company’s obligations to file annual, quarterly and periodic reports, other than its obligation to file this Annual Report on Form 10-KSB, were immediately suspended. Additionally, we anticipate that, upon the passage of 90 days from the date of the filing of the Form 15, the registration of the Company’s Common Stock with the Securities and Exchange Commission will be terminated and the Company’s obligations with respect to certain stockholder communications and the filing of annual, quarterly and periodic reports and the obligations of certain stockholders to report their ownership of and transactions in our Common Stock will cease.
Company History
     From our inception in January 2006 until September 13, 2006, we were a shell company with no business or operations and only nominal assets. On September 13, 2006, we entered into a Contribution Agreement with Sirion Therapeutics, Inc., a

12 of 68

North Carolina corporation focused on the in-license, development and commercialization of ophthalmic pharmaceutical products and medical devices (“Sirion”), and its stockholders. As a result of such transaction, we experienced a change of control and ceased being a shell Company. Pursuant to the Contribution Agreement, Sirion’s stockholders contributed 100% of Sirion’s issued and outstanding capital stock to the Company in exchange for the Company’s issuance to them of shares of the Company’s Common Stock and Series A Convertible Preferred Stock. On November 13, 2006, we changed our name to “Sirion Holdings, Inc.”
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
Biopharmaceutical Business
     Currently, our Biopharmaceutical business does not generate revenues, and we do not expect it to generate revenues for at least 18 to 30 months. Accordingly, we evaluate this business largely based on qualitative measures, such as its products in development, progress in the development of our current products, regulatory compliance, and the continued retention of highly-skilled employees, and on the quantitative measure of operating expenses. We believe that the future success of this business will be dependent upon such measures, as well as our ability to raise capital to fund continued development and acquisition of products.
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
Contract Services Business
     Our primary measure of the operating performance of the Contract Services business is the continued increase of revenues generated per customer. We believe that expanding existing customer relationships creates economies of scale, reduces the level of cash and non-cash commitments required to generate revenue, and will ultimately result in greater profitability. Additionally, we evaluate this business based on cost control, consumption of fixed resources, personnel utilization, customer service, retention of key customers and net profit.
     This business depends on the research and development requirements of our principal biopharmaceutical customers, and we believe this dependence will continue. While the current contributions of our Contract Services business are important as our Biopharmaceutical business grows, we expect contribution of our Contract Services business to diminish when measured as a proportion to our total revenue. Ultimately, we expect that Biopharmaceuticals will be our dominant business.
Critical Accounting Policies
     Management’s discussion and analysis of financial condition and results of operations, as well as disclosures included elsewhere in this Annual Report, are based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. Our significant accounting policies are described in the notes to our audited Consolidated Financial Statements included in this Annual Report. Included within these polices are our “critical accounting policies.” Critical accounting policies are those policies that are most important to the preparation of our Consolidated Financial Statements and require management’s most subjective and complex judgment due to the need to make estimates about matters that are inherently uncertain. Although we believe that our estimates and assumptions are reasonable, actual results may differ significantly from these estimates. Changes in estimates and assumptions based upon actual results may have a material impact on our results of operations and/or financial condition.

13 of 68

     Use of Estimates
     The preparation of our Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, recoverability of long-lived assets, valuation of derivative liabilities, recoverability of prepaid expenses, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable, and have been discussed with the audit committee; however, actual results could differ from these estimates.
     Revenue Recognition
     In 2005 and 2006, our Contract Services business generated all of our revenues. The Contract Services business has two types of revenues – fees for services rendered and reimbursable out-of-pocket revenue.
     Revenue from fees for services is generated through service contracts which are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into, and the balance is received in installments over the contract’s duration, in some cases on a milestone-achievement basis. Service revenues from contracts are generally recognized on a straight line basis over the life of the contract which generally coincides with the effort expended. We also perform work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract.
     We incur other cost in excess of our fees for services rendered (revenue fees) amounts, which are fully reimbursable by our customers. Emerging Issues Task Force (EITF) 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” requires us to include amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket costs. This is characterized as a pass through cost and booked separately to revenues and cost of sales on a one to one basis or as cost are incurred. The net P&L effect is zero.
     Fair Value of Financial Instruments
     The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, amounts outstanding under credit facilities, accrued expenses and capital lease obligation. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature or receivable or payable on demand.
     Research and Development Expense
     Research and development expenses represent costs specific to the drug research and discovery activities within our Biopharmaceutical Business. Expenditures for research and development of products are expensed as incurred.
     Accounts Receivable/Allowance for Doubtful Accounts
     Accounts receivable represent amounts for which invoices have been sent to customers. Customer advance payments are payments received for which revenues have not been earned. The Company provides an allowance for losses on trade receivables based on a review of the current status of existing receivables and management’s evaluation of periodic aging of accounts. The Company charges off accounts receivable against the allowance for losses when an account is deemed to be uncollectible.
     Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property, equipment and identifiable intangibles are reviewed for impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the

14 of 68

carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets.
     Stock-based Compensation
     Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the twelve month period ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect. The adoption of SFAS 123(R) had approximately $68,000 of additional loss from operations for the twelve months ended December 31, 2006.
Risk Factors
     Risks Related To Our Business and Our Industry
     If we do not receive regulatory approvals for our product candidates, we will not be able to commercialize our products, which would substantially impair our ability to generate revenues and materially harm our business and financial condition.
     Approval from the United States Food and Drug Administration, or “FDA,” is necessary to manufacture and market pharmaceutical products in the United States. The regulatory approval process is extensive, time-consuming and costly, and there is no guarantee that the FDA will allow us to put our product candidates into advanced clinical studies or approve New Drug Applications (known as “NDAs”) for our product candidates that have been through such clinical studies, or that the timing of any such approval will be appropriate for our product launch schedule and other business priorities, which are subject to change.
     Clinical testing of pharmaceutical products is also a long, expensive and uncertain process. Even if initial results of preclinical studies or clinical trial results are positive, we may obtain different results in later stages of drug development, including failure to show desired safety and efficacy. The clinical trials of any of our product candidates could be unsuccessful, which would prevent us from obtaining regulatory approval and commercializing the product. We can provide no assurance that our clinical trials will commence, or whether the results of any such trials, if completed, will be successful.
     FDA approval can be delayed, limited or not granted for many reasons, including, among others:
•	FDA officials may not find a product candidate sufficiently safe or effective to merit an approval;

•	FDA officials may not find that the data from preclinical testing and clinical trials justifies approval, or they may require additional studies that would make it commercially unattractive to continue pursuit of approval;

•	the FDA might not approve the processes or facilities of our contract manufacturers or raw material suppliers or our manufacturing processes or facilities;

•	the FDA may change its approval policies or adopt new regulations; and

•	the FDA may approve a product candidate for indications that are narrow or under conditions that place our product at a competitive disadvantage, which may limit our sales and marketing activities or otherwise adversely impact the commercial potential of a product.
     If the FDA does not approve our product candidates in a timely fashion on commercially viable terms or we terminate development of any of our product candidates due to difficulties or delays encountered in clinical testing and the regulatory approval process, it will have a material adverse impact on our business.

15 of 68

     In addition, we intend to market, pursuant to collaborations, certain of our products, and perhaps have certain of our products or raw materials manufactured, in foreign countries. Many other countries, including major European countries and Japan, have similar requirements as the United States for the manufacture, marketing and sale of pharmaceutical products. Approval by the FDA for the manufacture, marketing and sale of any of our pharmaceutical products does not necessarily assure any such foreign approvals. In addition, the process of obtaining approvals in foreign countries is subject to delay and failure for similar reasons, and could therefore have a material adverse effect on our business, financial condition and operating results.
     Compliance with the extensive government regulations to which we are subject is expensive and time consuming, and may result in the delay, cessation or cancellation of product sales, introductions or modifications.
     Extensive industry regulation has had, and will continue to have, a significant impact on our business. All pharmaceutical companies, including our Company, are subject to extensive, complex, costly and evolving regulation by the U.S. federal government, principally the FDA and to a lesser extent by the U.S. Drug Enforcement Administration and Department of Homeland Security, and state and foreign government agencies. The Federal Food, Drug and Cosmetic Act, the Controlled Substances Act and other domestic and foreign statutes and regulations govern or influence the testing, manufacturing, packing, labeling, storing, record keeping, safety, approval, advertising, promotion, sale and distribution of our products. Under certain of these regulations, we and our contract suppliers and manufacturers are subject to periodic inspection of our or their respective facilities, procedures and operations and the testing of our products by the FDA, and Drug Enforcement Agency and other authorities, which conduct periodic inspections to confirm that we and our contract suppliers and manufacturers are in compliance with all applicable regulations. The FDA also conducts pre-approval and post-approval reviews and plant inspections to determine whether our systems, or our contract suppliers’ and manufacturers’ processes, are in compliance with current Good Manufacturing Practice (known as “cGMP”) and other FDA regulations.
     In addition, the FDA imposes a number of complex regulatory requirements on entities that advertise and promote pharmaceuticals, including, but not limited to, standards and regulations for direct-to-consumer advertising, off-label promotion, industry sponsored scientific and educational activities, and promotional activities involving the Internet.
     We are dependent on receiving and maintaining FDA and other governmental approvals in order to manufacture, market, sell and ship our products. Consequently, there is always a risk that the FDA or other applicable governmental authorities will not approve our products, or will take post-approval action limiting, modifying or revoking our ability to manufacture or sell our products, or that the rate, timing and cost of such approvals will adversely affect our product introduction plans or results of operations.
     To the extent that our products are reimbursed by Medicare, Medicaid and other federal programs, our marketing and sales activities will be subject to regulation. Federal agencies in recent years have initiated investigations against and entered into multi-million dollar settlements with a number of pharmaceutical companies alleging violations of federal fraud and abuse laws. We will need to ensure that our future sales force is properly trained to comply with these laws. Even with such training, there is a risk that some of our marketing practices could come under scrutiny, or that we will not be able to institute or continue certain marketing practices. Any failure by us to diligently supervise our marketing practices may have a material adverse effect on our business, financial condition and results of operations.
     Failure to adequately comply with all applicable regulations may adversely affect our business.
     There are extensive federal, state and foreign regulations applicable to public pharmaceutical companies engaged in the discovery, development and commercialization of pharmaceutical products and contract services. There are laws that govern areas including financial controls, clinical trials, testing, manufacturing, labeling, safety, packaging, shipping, distribution and promotion of pharmaceuticals. Our Contract Services business is subject to cGMP regulations, which are strictly enforced by the FDA. While we have implemented corporate quality, ethics and compliance programs, we cannot guarantee against all possible transgressions. The potential ramifications are far-reaching if there are areas identified as out of compliance by regulatory agencies including, but not limited to, warning letters, product seizures, recalls, fines or other civil penalties, injunctions, manufacturing and clinical trial consent decrees, suspension or revocation of approvals, commercialization restrictions or other restrictions and/or criminal prosecution. Additionally, if we or any third party that we involve in the testing, packing, manufacture, labeling, marketing and distribution of our products fail to comply with any such regulations, we may be subject to significant restrictions and civil and criminal penalties. This, in turn, may have a material adverse effect on our business, financial condition and results of operations.

16 of 68

     Legislative actions, higher insurance costs and potential new accounting pronouncements are likely to impact our future financial position and results of operations.
     There have been regulatory changes, and there may be potential new accounting pronouncements or regulatory rulings, which will have an impact on our future financial position and results of operations. Insurance costs, including health, workers’ compensation and directors and officers’ insurance costs, have been dramatically increasing and rates are likely to increase further in the future. Further, initiatives could result in changes in accounting rules. These and other potential changes could materially increase the expenses we report under generally accepted accounting principles, and adversely affect our operating results.
     If we have problems with our contract manufacturers, our product development and commercialization efforts could be delayed or stopped.
     We have no internal manufacturing capabilities and are, and expect to remain, entirely dependent on contract manufacturers and suppliers for the manufacture of our products and for their active and other ingredients and other materials. We have entered into, or anticipate entering into, contract manufacturing and supply arrangements with Cardinal Health PTS, LLC, Encompass Pharmaceutical Services, Inc., Plantex USA, Inc., Bio-Concept Laboratories, Inc. and others to manufacture and supply our products and their active and other ingredients and other materials. Each of these manufacturers and suppliers is our or will be our sole source of the respective products and active and other ingredients and other materials that they manufacture and supply for us. We anticipate pursuing additional sources as part of our business continuity planning. However, our success in establishing these additional arrangements cannot be assured. Any unanticipated difficulties in our relationships with our manufacturers or suppliers or unanticipated delays or interruptions in such manufacturers’ or suppliers’ supply of our requirements could limit or delay our ability to develop or provide sufficient quantities of our products on a timely basis. This in turn could limit or delay our ability to conduct and complete clinical trials, obtain regulatory approvals or commercialize our products, which could have a material adverse effect on our business and financial condition.
     Our suppliers and manufacturers are subject to regulation by the FDA and other agencies, and if they do not meet their commitments, we would have to find substitute suppliers or manufacturers, which could delay or prevent the supply of our products to market.
     Regulatory requirements applicable to pharmaceutical products make the substitution of suppliers and manufacturers costly and time consuming. The disqualification of any of our manufacturers or suppliers through their failure to comply with regulatory requirements could negatively impact our business because the delays and costs of obtaining and qualifying alternate manufacturers or suppliers could delay clinical trials or otherwise inhibit our ability to bring approved products to market or could result in a delay or disruption in the manufacture, marketing or sales of our products, which would have a material adverse effect on our business, financial condition and operating results.
     If our products do not gain market acceptance, we may not be able to fund future operations.
     A number of factors may affect the market acceptance of our products or any other products we develop or acquire, including, among others:
•	the price of our products relative to other therapies for the same or similar treatments;

•	the perception by patients, physicians and other members of the health care community of the effectiveness and safety of our products for their prescribed treatments;

•	relative convenience and ease of administration of our products;

•	the willingness of the target patient population to try new therapies and of physicians to prescribe these therapies;

•	publicity concerning our products or competing products or treatments;

•	sufficient third party insurance coverage or reimbursement;

•	our ability to fund our sales and marketing efforts; and

17 of 68

•	the effectiveness of our sales and marketing efforts.
     In addition, our ability to market and promote our products is restricted to the labels approved by the FDA. If the approved labels are restrictive, our sales and marketing efforts, market acceptance and the commercial potential of our products may be negatively affected, any of which may cause our business to suffer.
     If our products do not gain market acceptance, we may not be able to fund future operations, including the development or acquisition of new product candidates and/or our sales and marketing efforts for our approved products, which inability would have a material adverse effect on our business, financial condition and operating results.
     The rising cost of healthcare and related pharmaceutical product pricing has led to cost-containment pressures that could cause us to sell our products at lower prices, resulting in less revenue to us.
     Any of our products that may be approved by the FDA may be purchased or reimbursed by state and federal government authorities, private health insurers and other organizations, such as health maintenance organizations and managed care organizations. Such third party payors increasingly challenge pharmaceutical product pricing. The trend toward managed healthcare in the United States, the growth of such organizations, and various legislative proposals and enactments to reform healthcare and government insurance programs, including the Medicare Prescription Drug Modernization Act of 2003, could significantly influence the manner in which pharmaceutical products are prescribed and purchased, resulting in lower prices and a reduction in demand. Furthermore, individual states have become increasingly aggressive in passing legislation and implementing regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access, importation from other countries and bulk purchasing. Legally mandated price controls on payment amounts by third party payors or other restrictions could negatively and materially impact our revenues and financial condition. We anticipate that we will encounter similar regulatory and legislative issues in most other countries outside the United States. Any or all of such cost containment measures, healthcare reforms, pricing controls and/or legislative initiatives could adversely affect our ability to sell our products.
     Our Contract Services business depends on the biopharmaceutical industry for its revenue, making us vulnerable to economic factors and industry trends in that industry.
     Our Contract Services business’ revenues are derived from clients in the biopharmaceutical industry. Economic factors and industry trends that affect companies in that industry therefore affect our business. For instance, mergers and acquisitions in the biopharmaceutical industry could result in delay or cancellation of certain projects, and any events that negatively affect financial performance within that industry could result in the decreased willingness or ability of our clients to utilize the services of third-party service providers like us. These factors, in turn, could have a material adverse effect on our business, financial condition and operating results.
     The contracts in our Contract Services business may be delayed, terminated or reduced in scope with little or no notice.
     Many of our contracts in our Contract Services business provide for services on a fixed price basis and may be terminated or reduced in scope with little or no notice. Cancellations may occur for a variety of reasons, including the failure of the product to satisfy safety requirements, unexpected results of the product or the client’s decision to terminate the development of a product. The loss, reduction in scope or delay of a large contract or the delay of multiple contracts could materially and adversely affect our business, financial condition and operating results.
     The fixed price nature of many of the contracts in our Contract Services business could result in financial losses.
     Because many of the contracts in our Contract Services business are structured as fixed price, we are at financial risk if we initially underbid the contract or overrun the initial cost estimates. Such under bidding or significant cost overruns could have a material adverse effect on our business, operating results, financial condition and cash flows.

18 of 68

     If we fail to properly manage our anticipated growth, our business could suffer.
     In order to be successful, we will need to grow our infrastructure and operations rapidly. Assuming we are able to do so – which is not assured – any such rapid growth is likely to place significant demands on our managerial, operational and financial resources and systems. To manage our anticipated growth successfully, we must attract and retain qualified personnel and manage and train them effectively. We will be dependent on our personnel and third parties to effectively develop, manufacture, market, sell and distribute our products. We will also depend on our personnel and third parties to successfully develop and acquire new products. Further, our anticipated growth will place additional strain on our suppliers and manufacturers, resulting in an increased need for us to carefully manage these relationships and monitor for quality assurance. If we fail to manage such growth effectively or to develop and expand a successful commercial infrastructure to support marketing and sales of our products, our business, financial condition and operating results will be materially and adversely affected.
     Our failure to acquire and develop additional product candidates or approved products will impair our ability to grow.
     As part of our growth strategy, we intend to acquire, develop and commercialize additional product candidates or approved products. The success of this strategy depends upon our ability to identify, select and acquire biopharmaceutical products that meet our criteria. We may not be able to acquire the rights to additional product candidates and approved products on terms that we find acceptable, or at all. Likewise, the acquisition of rights to additional products could require us to make significant upfront cash payments which could adversely affect our liquidity, accelerate our need to raise additional capital, or both.
     If we engage in acquisitions, we will incur a variety of costs, and the anticipated benefits of the acquisitions may never be realized.
     We expect to pursue acquisitions of companies, product lines, technologies and businesses that our management believes are complementary or otherwise beneficial to us. Any of these acquisitions could have a negative effect on our business. Future acquisitions may result in substantial dilution to our stockholders, the incurrence of additional debt and amortization expenses related to goodwill, research and development and other intangible assets. In addition, acquisitions would involve several risks for us, including:
•	assimilating employees, operations, technologies and products from the acquired companies with our existing employees, operations, technologies and products;

•	diverting our management’s attention from day-to-day operation of our business;

•	entering markets in which we have no or limited direct experience; and

•	potentially losing key employees from the acquired companies.
     Any failure to successfully integrate our acquisitions could materially and adversely affect our business, financial condition and operating results.
     We will need to raise additional capital to fund research and development, sales and marketing and operating expenses, and such capital may not be available or, if available, may not be on terms favorable to the Company or our stockholders.
     The successful commercialization of our current and any future product candidates will require significant additional capital which will not be generated by our current operations. We estimate that the amounts we have expended to date (including amounts expended by our predecessors) are nominal compared to the amounts that will be required to successfully market such products. Accordingly, we will be required to raise significant additional capital.
     Such additional capital may not be available or, if available, it may not be available on favorable terms. Additionally, future financings may be dilutive to our existing stockholders. If we fail to obtain additional capital as and when required, our business will not succeed.

19 of 68

     Research and development costs relating to existing or future products resulting from our Biopharmaceutical business are difficult to estimate and may change frequently prior to regulatory approval.
     It can be difficult to estimate with any accuracy the total amount of research and development costs that we will incur in connection with existing or future products resulting from our Biopharmaceutical business. While all new compounds require relatively standard regulated phases of testing, the actual type and scope of testing can vary significantly among different product candidates which may result in significant disparities in total costs required to complete the respective development programs.
     The number and type of studies that may be required by the FDA, or other regulatory authorities, for a particular compound are based on the compound’s clinical profile compared to existing therapies for the targeted patient population. Factors that affect the costs of a clinical trial include:
•	the number of patients required to participate in clinical trials to demonstrate statistical significance for a drug’s safety and efficacy and the number and geographical location of clinical trial sites necessary to enroll such patients;

•	the time required to enroll the targeted number of patients in clinical trials, which may vary depending on the size and availability of the targeted patient population and the perceived benefit to the clinical trial participants; and

•	the number and type of required laboratory tests supporting clinical trials.
     Other activities required before submitting an NDA include regulatory preparation for submission, biostatistical analyses, scale-up synthesis, and validation of commercial product. In addition, prior to product launch, production of a certain amount of commercial grade drug product inventory meeting FDA cGMP standards is required, and the manufacturing facilities must pass an inspection conducted by the FDA to determine whether the product can be consistently manufactured to meet cGMP requirements.
     Also, ongoing development programs and associated costs are subject to frequent, significant and unpredictable changes due to a number of factors, including:
•	data collected in preclinical or clinical trials may prompt significant changes, delays or enhancements to an ongoing development program;

•	the FDA, or other regulatory authorities, may direct the sponsor to change or enhance its ongoing development program based on developments in the testing of similar compounds or related compounds;

•	unexpected regulatory requirements or interim reviews by regulatory agencies may cause delays or changes to development programs; and

•	anticipated manufacturing costs may change significantly due to required changes in manufacturing processes, variances from anticipated manufacturing process yields or changes in the cost and/or availability of starting materials, and other costs to ensure the manufacturing facility is in compliance with cGMP requirements and is capable of consistently producing the drug candidate in accordance with established specifications submitted to the FDA.
     If the actual amount of research and development costs that we incur in connection with existing and future products resulting from our Biopharmaceutical business materially exceeds our estimates of such costs, or if such costs change substantially during the research and development stages of our products, our business may be materially and adversely affected.
     Our product development efforts may not result in commercial products.
     Successful product development in the biopharmaceutical industry is highly uncertain, and very few product candidates produce a viable commercial product. Product candidates that appear promising in the early phases of development, such as in early human clinical trials, may fail to reach the market for a number of reasons, such as:
•	a failure to be safe or effective for the intended use (despite that it may have demonstrated positive preclinical trial results);

20 of 68

•	the existence of negative side effects;

•	the failure to demonstrate stability data necessary for the launch of a commercial product;

•	failure to obtain FDA or other regulatory approval for the intended use;

•	the product candidate was not economical for us to manufacture and commercialize; and

•	the failure to secure, perfect or protect rights to the product candidate.
     If any of these factors or any similar factors prevent us from developing our product candidates into successful commercial products, it will have a material adverse effect on our business, financial condition and operating results.
     If we fail to reach milestones or otherwise breach our obligations under our license agreements, our licensors may terminate our agreements with them.
     If we fail to meet performance milestones relating to the timing of regulatory filings or fail to pay the minimum annual payments under our respective licenses, our licensors may terminate the applicable license. In addition, if any licensor were to re-license some or all of the technologies currently covered by our licenses, competitors could develop products that compete with ours.
     The departure of our Chief Executive Officer, Barry Butler, our Chief Medical Officer, Roger Vogel, M.D., or other key personnel could compromise our ability to execute our strategic plan and result in additional severance costs to us.
     Our success largely depends on the skills, experience and efforts of our key personnel, including our Chief Executive, Barry Butler, and our Chief Medical Officer, Roger Vogel, M.D. The loss of Mr. Butler or Dr. Vogel, or our failure to retain other key personnel, would jeopardize our ability to execute our strategic plan and materially harm our business. In addition, we have entered into written employment agreements with Mr. Butler, Dr. Vogel, and other key employees that can be terminated at any time by us or the executives. In the event any of these key employee’s employment is terminated, other than for cause or voluntarily by the employee, they will receive 12 months of salary and other benefits as severance compensation. In the event any executive’s employment is terminated after a change of control, other than for cause or voluntarily, any stock options issued to them (if any) will immediately vest and become exercisable in full, and they will receive 24 months of salary and other benefits as severance compensation. We do not maintain “key person” life insurance policies covering Mr. Butler, Dr. Vogel or any of our other key employees.
     We may be required to initiate or defend against legal proceedings related to intellectual property rights, which may result in substantial expense, delay and cessation of our development and commercialization of our products.
     We rely primarily on current patent applications and license rights to existing patents to protect our intellectual property rights. The strength of this protection, however, is uncertain and may be undermined by other existing or future technologies. Additionally, there is no assurance that our patent applications will result in issued patents, or that any issued patents will be held valid in the event we seek to assert rights under those patents.
     The patents with respect to which we hold license rights, or any patents issued to us in the future, may not provide a basis for commercially viable products, may not provide any competitive advantages, or may face third-party challenges or be the subject of further proceedings limiting their scope or enforceability. We may become involved in interference proceedings in the U.S. Patent and Trademark Office to determine the priority of our inventions. In addition, costly litigation could be necessary to protect our patent position.
     We also rely on trade secrets, unpatented proprietary know-how and continuing technological innovation that we seek to protect with confidentiality agreements with employees, consultants and others with whom we discuss our business. Disputes may arise concerning the ownership of intellectual property or the applicability or enforceability of these agreements, and we might not be able to resolve these disputes in our favor.

21 of 68

     We will also rely on trademarks to protect the names of our products. These trademarks may be challenged by others. If we enforce our trademarks against third parties, such enforcement proceedings may be expensive.
     In addition to protecting our own intellectual property rights, we may be required to defend against third parties who assert patent, trademark or copyright infringement or other intellectual property claims against us based on what they believe are their own intellectual property rights. We may be required to pay substantial damages, including treble damages, for past infringement if it is ultimately determined that our products infringe a third party’s intellectual property rights. Even if infringement claims against us are without merit, defending a lawsuit takes significant time, may be expensive and may divert management’s attention from other business concerns. Further, we may be stopped from developing, manufacturing or selling our products until we obtain a license from the owner of the relevant technology or other intellectual property rights. If such a license is available at all, it may require us to pay substantial royalties or other fees.
     We face intense competition and rapid technological change that could result in the development of products by others that are superior to the products we are developing.
     We have numerous competitors in the United States and abroad, including, among others, major pharmaceutical and specialized biotechnology firms, universities and other research institutions that may be developing competing products. Such competitors may include, but are not limited to, Allergan Inc., Alcon, Inc., Bausch & Lomb, Inc., Ista Pharmaceuticals, Inc., Pfizer, Inc., Novartis AG, Eli Lilly and Company, and Inspire Pharmaceuticals, Inc. These competitors may develop technologies and products that are more effective or less costly than our current or future products or product candidates or that could render our technologies, products and product candidates obsolete or noncompetitive. These competitors may also introduce competing products into the marketplace before we do, giving them significant market advantages over our own, similar products. Many of these competitors have substantially more resources and product development, manufacturing and marketing experience and capabilities than we do. Many of our competitors also have more resources committed to and expertise in effectively commercializing, marketing, and promoting products approved by the FDA, including communicating the effectiveness, safety and value of the products to actual and prospective customers and medical professionals. In addition, many of our competitors have significantly greater experience than we do in undertaking preclinical testing and clinical trials of pharmaceutical product candidates and obtaining FDA and other regulatory approvals of products and therapies for use in healthcare.
     If we do not compete effectively in the marketplace, or if our competitors develop and commercialize products that are superior to ours, our business, financial condition and operating results will be materially and adversely affected.
     We may be exposed to product liability claims, and insurance against these claims may not be available to us on reasonable terms, or at all.
     The design, development, manufacture and sale of our products involve an inherent risk of product liability claims by consumers and other third parties. We cannot assure you that we will not experience material losses due to product liability claims, product recalls or corrections. These events, among others, could result in additional regulatory controls, such as the performance of costly post-approval clinical studies or revisions to our approved labeling that could limit the indications or patient population for our products or could even lead to the withdrawal of a product from the market. Furthermore, any adverse publicity associated with such an event could cause consumers to seek alternatives to our products, which may cause our sales to decline, even if our products are ultimately determined not to have been the primary cause of the event.
     We currently maintain sold products and clinical trial liability insurance with per occurrence and aggregate coverage limits of $5 million. The coverage limits of our insurance policies may be inadequate to protect us from any liabilities we might incur in connection with clinical trials or the sale of our products. Product liability insurance is expensive and in the future may not be available on commercially acceptable terms, or at all. A successful claim or claims brought against us in excess of our insurance coverage could materially harm our business and financial condition.
     Our business activities involve the use of hazardous materials, which require compliance with environmental and occupational safety laws regulating the use of such materials. If we violate these laws, we could be subject to significant fines, liabilities or other adverse consequences.
     Our business involves the controlled use of hazardous materials, including microbial agents, corrosive, explosive and flammable chemicals and other hazardous compounds in addition to certain biological hazardous waste. Ultimately, the activities of our third party product manufacturers when a product candidate reaches commercialization will also require the use of

22 of 68

hazardous materials. Accordingly, we are subject to federal, state and local laws governing the use, handling and disposal of these materials. Although we believe that our safety procedures for handling and disposing of these materials comply in all material respects with the standards prescribed by local, state and federal regulations, we cannot completely eliminate the risk of accidental contamination or injury from these materials. In addition, our collaborators may not comply with these laws. In the event of an accident or failure to comply with environmental laws, we could be held liable for damages that result, and any such liability could exceed our assets and resources or we could be subject to limitations or stoppages related to our use of these materials which may lead to an interruption of our business operations or those of our third party contractors. While we believe that our existing insurance coverage is generally adequate for our normal handling of these hazardous materials, it may not be sufficient to cover pollution conditions or other extraordinary or unanticipated events. Furthermore, an accident could damage or force us to shut down our operations. Changes in environmental laws may impose costly compliance requirements on us or otherwise subject us to future liabilities and additional laws relating to the management, handling, generation, manufacture, transportation, storage, use and disposal of materials used in or generated by the manufacture of our products or related to our clinical trials. In addition, we cannot predict the effect that these potential requirements may have on us, our suppliers and contractors or our customers.
     We have concluded that our disclosure controls and procedures are not effective and our internal controls over financial reporting suffer from material weaknesses.
     We have concluded that our disclosure controls and procedures are not effective. Additionally, we have also concluded that our internal controls over financial reporting suffer from “material weaknesses” as defined in standards established by the Public Company Accounting Oversight Board. We have commenced a process of developing, adopting and implementing new policies and procedures to address the ineffectiveness of our disclosure controls and procedures and to address the material weaknesses in our internal controls over financial reporting. Such process may be time consuming and costly and there is no assurance as to when we will effectively address such matters.
     Risks Related to Our Stock
     There may be limited or no public information available about the Company and its stockholders in the future.
     On March 27, 2007, prior to filing this Annual Report on Form 10-KSB, the Company filed a Form 15 with the Securities and Exchange Commission. As a result, the Company’s obligations to file annual, quarterly and periodic reports, other than its obligation to file this Annual Report on Form 10-KSB, were immediately suspended. Additionally, we anticipate that, upon the passage of 90 days from the date of the filing of the Form 15, the registration of the Company’s Common Stock with the Securities and Exchange Commission will be terminated and the Company’s obligations with respect to certain stockholder communications and the filing of annual, quarterly and periodic reports and the obligations of certain stockholders to report their ownership of and transactions in our Common Stock will cease. As a result, we anticipate that there will be limited, if any, publicly available information about the Company and its stockholders in the future. The limited availability or lack of such publicly available information may have an adverse impact on your ability to assess the value of your investment in the Company and make determinations regarding your ownership of our securities.
There is no public market for our common stock.
     Shares of our common stock are not traded on any stock exchange, and transactions in our common stock are not quoted on the OTC Bulletin Board, Pink Sheets or any other quotation service. Accordingly, there is no current public market for our common stock. As a result, our common stock is highly illiquid and is likely to be highly illiquid for the foreseeable future.

23 of 68

Unless and until an active public market for our stock develops, our current stockholders and any investors in our stock likely will be unable to resell their shares at or above the purchase price paid by such stockholder or investor, if at all.
     Additionally, on March 27, 2007, the Company filed a Form 15 with the Securities and Exchange Commission which suspended our obligations to file annual, quarterly and periodic reports, and will, upon the passage of 90 days from the date of the filing, terminate the registration of our Common Stock with the Securities and Exchange Commission. Accordingly, we do not expect there to be any established trading market for our common stock unless and until we register a public offering of our securities with the Securities and Exchange Commission.
     If a public market does develop for our stock, our stock price may be subject to significant volatility.
     As noted above, our stock is substantially illiquid and currently there is no public trading market for our stock. However, if a public market does develop, our stock price may be subject to significant volatility. The following factors may cause any future market prices for our common stock to fluctuate significantly:
•	the scope, outcome and timeliness of any governmental, court or other regulatory action that may involve us, including, without limitation, the scope, outcome or timeliness of any inspection or other action of the FDA;

•	market acceptance and demand for our approved products;

•	the availability to us, on commercially reasonable terms or at all, of third-party sourced products and materials;

•	timely and successful implementation of our strategic initiatives, including the expansion of our commercial infrastructure to support the marketing, sale, and distribution of our approved products;

•	developments concerning proprietary rights, including the ability of third parties to assert patents or other intellectual property rights against us which, among other things, could cause a delay or disruption in the development, manufacture, marketing or sale of our products;

•	competitors’ publicity regarding actual or potential products under development or new commercial products, and the impact of competitive products and pricing;

•	period-to-period fluctuations in our financial results;

•	public concern as to the safety of new technologies;

•	future sales of debt or equity securities by us;

•	sales of our securities by our directors, officers or significant shareholders;

•	comments made by securities analysts; and

•	economic and other external factors, including disasters and other crises.
     Additionally, we participate in a highly dynamic industry, which often results in significant volatility in the market price of industry participants generally, irrespective of specific company performance. Fluctuations in any future market prices of our common stock may be exacerbated by conditions in the healthcare and technology industry segments or conditions in the financial markets generally.
     We may seek to raise additional funds, finance acquisitions or develop strategic relationships by issuing capital stock.
     We have financed our operations, and we expect to continue to finance our operations, acquisitions and develop strategic relationships by issuing equity or convertible debt securities, which could significantly reduce the percentage ownership of our

24 of 68

existing stockholders. Furthermore, any newly issued securities could have rights, preferences and privileges senior to those of our existing stock. Moreover, any issuances by us of equity securities may be at or below the prevailing market price of our stock and in any event may have a dilutive impact on your ownership interest, which could cause the market price of stock to decline.
     We may also raise additional funds through the incurrence of debt, and the holders of any debt we may issue would have rights superior to your rights in the event we are not successful and are forced to seek the protection of the bankruptcy laws.
     Concentration of ownership and contractual rights could delay or prevent a change in control and could enable certain stockholders to exert control over us and our significant corporate decisions.
     As of December 31, 2006, our directors, executive officers and their affiliates together beneficially owned approximately 79% of our outstanding common stock and 9% of our outstanding Series A Convertible Preferred Stock and through such ownership controlled approximately 71% of the votes entitled to be cast for the election of our directors and on other matters submitted to our stockholders for approval (taking into account the voting rights of all holders of our Series A Convertible Preferred Stock, but giving effect to the limitations on conversion and resulting reduction in the voting power of such shares). This concentration of ownership and voting rights could delay or prevent a change in control. Additionally, our directors and executive officers, if acting together, would be able to influence and possibly control most matters submitted to our stockholders for approval, including the election of directors, delaying or preventing a change of control, and the consideration of transactions in which stockholders might otherwise receive a premium for their shares over then-current market prices.
     The holders of our Series A Convertible Preferred Stock are entitled to vote together with holders of our common stock on all matters presented to the stockholders for approval, with one vote for each share of common stock that is issuable upon conversion of such Series A Convertible Preferred Stock. However, as a result of a limitation on conversion of the Series A Preferred Convertible Preferred Stock, the voting rights of certain holders of our Series A Preferred currently are capped at a 4.999% voting interest. If such limitation was waived or disregarded, the voting rights of such holders of Series A Convertible Preferred Stock would increase significantly and the voting rights of our directors and executive officers would be diluted to approximately 39%.
     Additionally, the holders of our Series A Convertible Preferred Stock have substantial approval rights with respect to certain corporate actions — including dividends, change in control transactions, asset sales, business changes, and certain financings activities – unless such actions are first unanimously approved by our Board of Directors or approved by a minimum number of independent directors.
     Provisions in our charter documents, and Delaware law may inhibit a takeover of us, which could limit the price investors might be willing to pay in the future for our common stock, and could entrench management.
     Our charter and bylaws contain provisions that may discourage unsolicited takeover proposals that stockholders may consider to be in their best interests. These provisions include:
•	the ability of the board of directors to designate the terms of and issue new series of preferred stock;

•	advance notice requirements for nominations for election to the board of directors;

•	special voting requirements for the amendment of our charter and bylaws; and

•	the right of the holders of our Series A Convertible Preferred Stock to approve changes in control and assets sales unless such transactions are unanimously approved by our Board of Directors or approved by a minimum number of independent directors.
     We are also subject to anti-takeover provisions under Delaware law, each of which could delay or prevent a change of control. Together these provisions and the shareholder rights plan may make more difficult the removal of management and may discourage transactions that otherwise could involve payment of a premium over prevailing market prices for our common stock.

25 of 68

     We have no current intention of declaring or paying any cash dividends on our common stock, and even if we decided to declare a dividend, provisions in our charter restrict our ability to do so.
     We do not plan to declare or pay any cash dividends on our common stock. Our current policy is to retain all funds and any earnings for use in the operation and expansion of our business.
     Further, the terms of our Series A Convertible Preferred Stock prohibit us from declaring or paying dividends on our common stock unless we first declare and pay preferential dividends on the shares of Series A Convertible Preferred Stock. Additionally, the holders of our Series A Convertible Preferred Stock have the right to approve any proposed dividend on our common stock unless such dividends are unanimously approved by our Board of Directors or approved by a minimum number of independent directors.
Results of Operations
Year Ended December 31, 2006 Compared With Year Ended December 31, 2005
     The following table summarizes selected financial data for the years ended December 31 of 2006 and 2005.

	Year Ended December 31,		Year to Year Change
(000’s)	2006	2005	Dollars	%
Operating revenue	$3,473	1,400	2,073	148%
Operating expense
Sales, general & admin expense	12,078	2,508	9,570	382%
Research and development	3,320	2,476	844	34%
Total operating expense	15,398	4,984	10,414	209%
Loss from operations	(11,925)	(3,584)	(8,341)	233%
Other income (expense) (1)	(2,850)	(808)	(2,042)	253%
Corporate Income Tax Expense	(3,460)	0	(3,460)	100%
Net Loss	$(11,315)	(4,392)	(6,923)	158%

(1)	For purposes of this table and Management’s Discussion and Analysis, interest expense and other income and expense has been included within the caption “Other expense”. Interest expense for 2006 was approximately $321,000, while interest expense for 2005 was approximately $768,200. Other income in 2006 was approximately $310,000.
     The results of operations for the twelve months ended December 31, 2006 include the results of operations for Sirion, Sytera and RXDR, presented on a combined basis as if they had historically operated and reported their financial statements on a consolidated basis. Of these formerly separate entities, only Sytera and RXDR had business operations for all of 2005. Sirion was incorporated in November 2005 but did not commence business operations until January 2006. Accordingly, the twelve month period ended December 31, 2005 does not provide a wholly corresponding baseline against which to compare the twelve month period ended December 31, 2006. As a result, in certain instances described below, the changes in our financial condition and results of operations described below are wholly or partially attributable to the fact that Sirion had no operations during the twelve months ended December 31, 2005 but operated for almost the entire twelve month period ended December 31, 2006.
Service Revenues
     Service revenues increased by approximately $1,260,700, or 154%, to approximately $2,080,600 for the twelve months ended December 31, 2006 from approximately $819,900 for the same period in 2005. All of the revenues in both periods were generated from our Contract Services business. The increase in service revenues resulted entirely from organic growth. Revenues from our top four customers accounted for approximately 74% and for the twelve months ended December 31, 2006. For the same period in 2005, four customers accounted for approximately 79%, of total service revenues. We expect service revenues to decline in the future as we focus our resources on our internal product development programs.

26 of 68

Reimbursable Out-of-Pocket Revenues
          Reimbursable out-of-pocket revenues increased by approximately $813,000, or 140%, to approximately $1,393,000 for the twelve months ended December 31, 2006 from approximately $579,790 for the same period in 2005. The increase was due primarily to an increase in the number of contracts under which we administered payments to investigators on behalf of our customers.
Operating Expenses
     Research and development expenses increased by approximately $843,700 or 34%, to approximately $3,320,000 for the twelve months ended December 31, 2006 from approximately $2,476,300 for the same period in 2005. The increase was attributable primarily to product development expenses incurred by Sytera for ST-602, as well as other drug research and discovery efforts.
          General and administrative expenses, largely incurred by RXDR and Sirion, increased by approximately $3,049,000, or 370%, to approximately $3,872,000 for the twelve months ended December 31, 2006, from approximately $823,331 for the same period in 2005. The increase is related to amortization expense for the intangible assets acquired in 2006, as well as the increased level of activity supporting RXDR’s growth in the Contract Services business.
          Wages and related expenses increased by approximately $3,315,000, or 465%, to approximately $4,028,000 for the twelve months ended December 31, 2006 from approximately $713,000 for the same period in 2005. The increase was primarily attributable to operating expenses incurred by Sirion and the increased staffing required to support the business growth. As we continue to increase focus on our Biopharmaceutical business in 2007, we expect to account for wages and salary expenses in separate functional business areas related to the research and development and commercialization of pharmaceutical products. In 2007 we expect wage and salary expenses to be included in research and development, sales, marketing and general administrative expenses and not listed as a direct line item.
          Reimbursable out-of-pocket costs increased approximately $813,000, or 140%, to approximately $1,393,000 for the period ended December 31, 2006, from approximately $579,800 for the same period in 2005. The increase is due primarily to an increase in the number of contracts under which we administered payments to investigators on behalf of our customers. Our reimbursable out-of-pocket revenues are recognized simultaneously with and offset by our reimbursable out-of-pocket costs.
          Professional fees increased by approximately $2,394,000, or 612%, to approximately $2,785,000 for the period ended December 31, 2006 from approximately $391,000 for the same period in 2005. These fees largely represent legal expenses incurred by Sytera and Sirion associated with Sirion’s acquisition of Sytera and with the Contribution Transaction.
Other Income
          In April 2006, RXDR developed a business pertaining to continuing medical education services referred to as FOCUS-ED. In June 2006, RXDR sold this business and recognized gain on the sale of the business of $105,000, recorded as other income. In the second fiscal quarter of 2006, RXDR had net operating income of $8,000 on this operation. Total other income increased by approximately $309,900 for the twelve month period ended December 31, 2006, from $0 for the same period in 2005.
          Other expense increased by $2,352,398, to approximately $3,161,000 for the twelve month period ended December 31, 2006 from $808,200 for the same period in 2005 primary as a result of the charge taken for the derivative liability associated with the Investors’ Rights Agreement entered into as a result of the contribution transaction.
          Interest expense for the twelve months ended December 31, 2006 was approximately $321,000, which was related to interest expense for the convertible debt securities issued by Sytera, amortization of debt discount associated with the warrants issued in connection with the convertible debt securities, as well as charges for the beneficial conversion feature of the debt, and interest associated with the Sirion’s loan payable for the first half of 2006, as well as interest associated with the note payable to the former Sytera shareholders for the third quarter of 2006. Interest expense in 2005 was approximately $768,200 related to interest expense for the convertible debt securities issued by Sytera, amortization of debt discount associated with the warrants issued in connection with the convertible debt securities, as well as charges for the beneficial conversion feature of the debt.

27 of 68

Net Income (Loss)
     The net loss for the twelve months ended December 31, 2006 was approximately $11,315,000. The net loss for the same period in 2005 was approximately $4,391,800. Due to the varying equity structures of the entities being combined, per share data is not presented.
Liquidity and Capital Resources
     As of December 31, 2006, we had approximately $10,778,100 in cash and working capital of approximately $9,244,000 as compared with approximately $311,200 in cash and negative working capital of approximately $1,247,000 as of December 31, 2005. The Company has incurred substantial losses since inception and, during the twelve months ended December 31, 2006, has used approximately $10,049,000 in cash for operations. Historically, we have financed our operations primarily through revenues generated by our Contract Services business, sales of our convertible debt and equity securities, and proceeds from loan agreements. We expect a limited amount of working capital to be generated through our contract services business in the future. We expect to finance future operations through private and public placements of our stock and working capital generated through the sale of our biopharmaceutical portfolio products.
Operating Activities
     For the twelve months ended December 31, 2006, we used approximately $10,049,000 of cash for operations primarily as a result of the net loss of approximately $11,315,000. Included in the loss was a non-cash charge for the derivative liability of $2,840,000. For the twelve months ended December 31, 2005, we used $2,254,700 cash for operations during the same period in 2005 primarily as a result of the net loss of approximately $4,391,800 during such period. Included in the loss was non-cash interest expense of approximately $95,771 related to the beneficial conversion feature of Sytera’s debt.
Investing Activities
     Investing activities consist of purchases of furniture, computers and research laboratory equipment, as well as investments in intellectual property rights lease agreements, or loan agreements. Net cash used in these investing activities totaled approximately $4,982,000 during the twelve months ended December 31, 2006 compared to approximately $187,565 used during the same period last year. Included in the net cash used is approximately $2,562,000 related to acquisition earn-outs and also $1,250,000 related to the purchase of the product license agreements.
Financing Activities
     Net cash provided by financing activities totaled approximately $25,499,000 during twelve months ended December 31, 2006 compared to $2,656,300 for the same period last year.
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
     Immediately after the consummation of the Contribution Transaction, we completed a private placement of our Series A Convertible Preferred Stock pursuant to which we received gross proceeds of $25,000,000. We immediately used approximately $5,000,000 of such proceeds to repay promissory notes issued by Sirion to the former stockholders of Sytera in connection with Sirion’s acquisition of Sytera.
     Our primary cash needs on both a short-term and long-term basis are for research and development — which we anticipate to be our most significant short-term and long-term expense — the payment of salaries and benefits, hiring and recruiting expenses,

28 of 68

business development and marketing costs, milestone payments and royalty payments under our licenses for our products described below, ST-601, ST-603 and ST-605, and contingent consideration payments under our Sirion’s merger agreement with Sytera with respect to the development and marketing of ST-602. Our future capital requirements and the sufficiency of our existing cash and available cash will depend on many factors, including the following:
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
          The Company is currently in late-stage discussions with qualified institutional investors for a private placement of funds that will used to support general business operations for 12-24 months. The financing is expected to close within the next 30 days.
          Options and Warrants
          We may receive proceeds in the future from the exercise of warrants and options outstanding as of December 31. 2006 in accordance with the following schedule:

	Approximate
	Number of	Approximate
	Shares	Proceeds
Options	457,829	$2,518,060
Warrants	—	—

Total	457,829	$2,518,060

29 of 68

Contractual Commitments.
     Future minimum payments for all lease obligations for years subsequent to December 31, 2006 are as follows:

2007	710,400
2008	672,500
2009	587,900
2010	203,400
Thereafter	96,000

$2,270,200

Obligations Related to the Acquisition of Our Current Products in Development
     License Agreements for ST-601 ST-603 and ST-605. We have entered into license agreements with Senju Pharmaceutical Company, LTD of Japan, Laboratorios Sophia, S.A. de C.V. and Laboratoires Thea S.A. with respect to ST-601, ST-603 and ST-605, respectively. These license agreements provide us with the exclusive rights to these compounds in the U.S., Puerto Rico, Guam, the U.S. Virgin Islands and other U.S. territories and possessions. Pursuant to these license agreements, we have committed to use our reasonable efforts to develop, market and promote, at our own expense, these compounds, in such geographic areas. In consideration for the license rights under these agreements, we are generally required to make payments to the licensors based on the achievement of milestones and also, assuming we bring either drug to market, royalty payments based upon sales.
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
     We expect that over the next 24 months we will be required to make significant payments in connection with the achievement of developmental milestones under our license agreements for ST-601, ST-603 and ST-605and significant payments of contingent consideration under the Sytera Merger Agreement with respect to the development of ST-602, each as described above.
     We anticipate that the approximate milestone payments with respect to ST-601, ST-603 and ST-605 and the approximate contingent consideration payments under the Sytera Merger Agreement with respect to ST-602 through our fiscal year ended December 31, 2008 will be as follows:

During fiscal 2007:	$2.6 million or more (in the aggregate)
During fiscal 2008:	$7 million or more (in the aggregate)
Total through fiscal 2008:	$13 million or more (in the aggregate)
     However, there is no assurance that the development of ST-601, ST-602, ST-603 or ST-605 will proceed along the currently anticipated development schedules. If any one or more of such development schedules are accelerated, then we may incur a larger amount of such payments in a shorter amount of time. Conversely, if any one or more of such development schedules are delayed, such payments may be less than currently expected through fiscal 2008.

30 of 68

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
Contract Services Agreements
     The contracts in our Contract Services business are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into, and the balance is received in installments over the contract’s duration, in some cases on a milestone-achievement basis. Service revenues from contracts are generally recognized on a straight line basis over the life of the contract. We also perform work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract. We incur costs, in excess of contract amounts, in subcontracting with third-party investigators as well as other out-of-pocket costs. These out-of-pocket costs are reimbursable by our customers. We include amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket expenses in the Combined Statements of Operations.

31 of 68

Item 7. Financial Statements
Report of Independent Registered Public Accounting Firm
Board of Directors
Sirion Holdings, Inc.
Tampa, Florida
We have audited the accompanying consolidated balance sheet of Sirion Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2006 and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2006 and December 31, 2005. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required at this time, to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 31, 2006 and December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.
/s/ Pender Newkirk & Company, LLP
Pender Newkirk & Company, LLP
Certified Public Accountants
Tampa, Florida
March 25, 2007

32 of 68

CONSOLIDATED BALANCE SHEET OF
SIRION HOLDINGS, INC.

AS OF DECEMBER 31, 2006

Assets
Current assets:
Cash and cash equivalents	$10,778,062
Certificates of deposit	84,600
Accounts receivable, net of allowance of $45,644	495,145
Other current assets	284,720

Total current assets	11,642,527

Property and equipment, net of accumulated depreciation	1,330,434
Goodwill	19,886,384
Intangible assets	16,557,640
Other assets	5,720

Total long-term assets	37,780,178

Total assets	$49,422,705

Liabilities and stockholders’ equity
Liabilities
Current liabilities:
Accounts payable and other current liabilities	$1,020,294
Accrued Payroll	1,171,726
Capital lease obligations, current portion	9,561
Customer deposits	196,955

Total current liabilities	2,398,536

Capital lease obligations, net of current portion	14,064
Derivative liabilities	2,840,000

Total long-term liabilities	2,854,064

Total liabilities	5,252,600

Stockholders’ equity:
Convertible series A preferred stock; .0001 par value; 10,000,000 shares authorized; 4,797,036 shares issued and outstanding	480
Common stock; .0001 par value; 150,000,000 shares authorized; 3,668,730 shares issued and outstanding	367
Additional paid-in-capital	53,183,721
Accumulated deficit	(9,014,463)

Total stockholders’ equity	44,170,105

Total liabilities & stockholders’ equity	$49,422,705

The accompanying notes are an integral part of the consolidated financial statements.

33 of 68

CONSOLIDATED STATEMENTS OF OPERATIONS OF
SIRION HOLDINGS, INC.

	Year Ended December 31,
	2006	2005
Revenue:
Service revenues	$2,080,582	$819,872
Reimbursable out-of-pocket revenue	1,392,781	579,790

Total revenue	3,473,363	1,399,662

Expense:
Research and development expenses	3,319,756	2,476,340
General and administrative expenses	3,872,285	823,331
Wages and related expenses	4,027,839	712,833
Reimbursable out-of pocket cost	1,392,781	579,790
Professional fees	2,785,405	390,986

Total expense	15,398,066	4,983,280

Loss from operations	(11,924,703)	(3,583,618)

Other income (expense)
Other income:
Other income	309,904	—
Other expense:
Change in derivative liability	(2,840,000)	—
Change in redeemable stock		(40,000)
Interest expense	(320,593)	(768,195)

Total other expense	(2,850,689)	(808,195)

Loss before income tax provision	(14,775,392)	(4,391,813)

Income tax provision	(3,460,059)	—

Net loss	$(11,315,333)	$(4,391,813)

Deemed dividend associated with beneficial conversion feature of convertible preferred stock	—	(1,286,866)

Net loss attributable to common stockholders	(11,315,333)	(5,678,679)

Proforma loss per share	$(3.16)	$(1.59)

Proforma weighted average shares outstanding	3,577,833	3,577,833

The accompanying notes are an integral part of the consolidated financial statements.

34 of 68

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND MEMBERS’ INTEREST OF
SIRION HOLDINGS, INC.
FOR THE YEARS ENDED DECEMBER 31, 2006 AND DECEMBER 31, 2005

					Stock	Additional		Total
	Preferred stock		Common Stock		Subscription	Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Receivable	Capital	Deficit	Equity
Balance, December 31, 2004	—	$158,942	1,880,000	$1,880	$—	$15,946	$(1,613,923)	$(1,437,155)
Issuance of common stock	—	—	967,400	967	(2,500)	9,900	—	8,367
Stock compensation expense	—	—	—	—	—	178,738	—	178,738
Original issue discount on convertible notes	—	95,771	—	—	—	—	—	95,771
Beneficial conversion feature on convertible notes	—	95,771	—	—	—	—	—	95,771
Notes and warrants converted to preferred stock	2,183,333	1,650,000						1,650,000
Issuance of additional warrants on convertible notes	—	425,793	—	—	—	—	—	425,793
Net loss	—	—	—	—	—	—	(4,391,813)	(4,391,813)

Balance, December 31, 2005	2,183,333	$2,426,277	2,847,400	$2,847	$(2,500)	$204,584	$(6,005,736)	$(3,374,528)
Payment received from stockholder for common stock issued	—	—	—	—	2,500	—	—	2,500
Stock compensation expense	—	—	—	—	—	773,760	—	773,760
Original issue discount on convertible notes	—	20,903	—	—	—	—	—	20,903
Beneficial conversion feature on convertible notes	—	20,903	—	—	—	—	—	20,903
Stock options exercised	—	—	128,750	129	—	—	—	129
Net loss	—	—	—	—	—	—	(11,315,333)	(11,315,333)
Sytera, Inc Merger	(2,152,734)	(2,468,052)	(2,709,923)	(2,710)		21,903,566	7,523,043	26,955,847
Acquitsition of RxDR	—	—	—	—	—	—	783,563	783,563
Recapitalization of the company	1,641,437	136	3,311,606	92	—	5,031,575	—	5,031,803
Issuance of preferred stock less offering cost of $229,375	3,125,000	313	—	—	—	24,770,312	—	24,770,625
Issuance of common stock	—	—	90,897	9	—	499,924	—	499,933

Balance, December 31, 2006	4,797,036	$480	3,668,730	$367	$—	$53,183,721	$(9,014,463)	$44,170,105

The accompanying notes are an integral part of the consolidated financial statements.

35 of 68

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
SIRION HOLDINGS, INC.

	Year Ended December 31,
	2006	2005
Operating activities
Net loss	$(11,315,333)	$(4,391,813)

Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	847,443	118,138
Bad debt expense	69,644	15,043
Change in valuation of redeemable stock	—	40,000
Interest expense on beneficial conversion feature of convertible debt	20,903	95,771
Warrants converted to preferred stock	—	425,793
Amortization of discount on notes payable	20,903	145,732
Stock compensation expense	773,769	178,738
Change in derivative liability	2,840,000	—
Change in deferred income tax	(3,460,059)	—
(Increase) decrease in:
Accounts receivable	(506,860)	20,417
Other current assets	(284,465)	28,690
Increase (decrease) in:
Accounts payable and other accrued liabilities	1,062,894	853,960
Customer deposits	(117,686)	214,821

Total adjustments	1,266,486	2,137,103

Net cash used by operating activities	(10,048,847)	(2,254,710)

Investing activities
Acquisition of RX Development Resources assets, net of cash	—
Acquisition of Sytera assets, net of cash	32,280
Acquisition and recapitalization of Tenby Pharma	31,675
Purchase of certificate of deposit	(84,600)
Purchase of property and equipment	(1,149,974)	(187,565)
Purchase of product license	(1,250,000)
Payment on acquisition earn out	(2,562,215)

Net cash used by investing activities	(4,982,834)	(187,565)

Financing activities
Proceeds from the issuance of common stock	24,770,982	10,867
Proceeds from notes payable	6,010,000	2,500,000
Payments on notes payable	(5,074,808)	(40,852)
Principal payments under capital lease obligations	(15,111)	(6,237)
Stock subscription receivable	2,500	(2,500)
Net borrowings on line of credit	(195,000)	195,000

Net cash provided by financing activities	25,498,563	2,656,278

Net increase in cash	10,466,882	214,003

Cash, beginning of period	311,180	97,177

Cash, end of period	$10,778,062	$311,180

The accompanying notes are an integral part of the consolidated financial statements.

36 of 68

CONSOLIDATED STATEMENTS OF CASH FLOWS OF
SIRION HOLDINGS, INC.
Supplemental disclosures of cash flow information and non cash investing and financing activities:
During the year ended December 31, 2006, the Company converted $2,550,000 of bridge notes to equity
During the year ended December 31, 2006, the Company acquired $29,815 of equipment through direct financing
During the year ended December 31, 2006, the Company converted $5,000,000 of convertible notes to equity
During the year ended December 31, 2006, the Company issued $500,000 of stock as consideration of payments for acquisition earn-out
As discussed in note 1 to these financial statements, the Company acquired the stock of RxDevelopment Resources, Inc., and Tenby Pharma during 2006

Fair value of assets acquired	$32,102,849
Value of stock issued	22,725,527

Liablities assumed	$9,377,322

During the year ended December 31, 2005, Sytera converted $1,650,000 of bridge notes to preferred stock.
During the years ended December 31, 2005 and 2004, valuation of detachable warrants and beneficial conversion features of $191,542 and $158,942, respectively, were recorded to Preferred Stock.
During the year ended December 31, 2005, Sytera recorded warrants through a cashless exercise for 533,333 shares of series A preferred stock.
During the year ended December 31, 2005, Sytera recorded $425,793 to Preferred Stock for the value of additional warrants issued with the convertible notes.
During the year ended December 31, 2005, the Company purchased $15,158 of equipment under a capital lease.
The accompanying notes are an integral part of the consolidated financial statements.

37 of 68

Notes to Consolidated Financial Statements
1. Significant Accounting Principles
     Nature of Business & Basis of Presentation
     The accompanying financial statements are combined until the dates of the acquisitions described below and consolidated from these dates forward. All intercompany transactions and balances have been eliminated in combination/consolidation. The financial statements presented herein are the consolidated statements of RX Development Resources, LLC (“RXDR”), which was formed in the state of Florida on November 25, 2003, a contract services business that provides contract services for ophthalmic pharmaceutical and medical device companies; Sirion Therapeutics, Inc., (“Sirion”) which was incorporated on November 1, 2005, in the state of North Carolina, a biopharmaceutical business focused on the in-license, development and commercialization of ophthalmic pharmaceutical products and medical devices; and Sytera, Inc., (“Sytera”) which was incorporated on May 14, 2004 in the state of Delaware, a biotechnology business engaged in basic research related to back of the eye diseases.
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
     During the year the Company changed its name to Sirion Holdings, Incorporated.
     Estimated Fair Value of Financial Instruments
     The respective carrying value of certain balance sheet financial instruments approximated their fair values. These financial instruments include cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and capital lease obligation. Fair values were assumed to approximate carrying values for these financial instruments since they are short term in nature or receivable or payable on demand.
     Cash and Cash Equivalents
     The Company maintains its cash in bank deposit accounts, which at times, exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and cash equivalents. For purposes of reporting cash flows, the Company considers all cash accounts which are not subject to withdrawal restrictions and certificates of deposit which have an original maturity of three months or less when purchased to be cash equivalents.
     Revenue Recognition.
     In 2005 and 2006, our Contract Services business generated all of our revenues. The Contract Services business has two types of revenues – fees for services rendered and reimbursable out-of-pocket revenue.
     Revenue from fees for services is generated through service contracts which are generally fixed price, with some variable components, and range in duration from a few months to several years. A contract typically requires a portion of the contract fee to be paid at the time the contract is entered into, and the balance is received in installments over the contract’s duration, in some cases on a milestone-achievement basis. Service revenues from contracts are generally recognized on a straight line basis over

38 of 68

the life of the contract which generally coincides with the effort expended. We also perform work under time-and-materials contracts, recognizing revenue as hours are worked based on the hourly billing rates for each contract.
     We incur other costs; in excess of our fees services rendered (revenue fees) amounts, which are fully reimbursable by our customers. Emerging Issues Task Force (EITF) 01-14, “Income Statement Characterization of Reimbursements Received for Out-of-Pocket Expenses Incurred,” requires us to include amounts paid to investigators and other out-of-pocket costs as reimbursable out-of-pocket revenues and reimbursable out-of-pocket costs. This is characterized as a pass through cost and booked separately to revenues and cost of sales on a one to one basis as costs are incurred. The net P&L effect is zero.
     Research and Development Expense
     Expenditures for research and development of products are expensed as incurred. The company incurred approximately $3,319,800 in the twelve months ended December 31, 2006 and approximately $2,476,300 for the same period in 2005.
     Accounts Receivable/Allowance for Doubtful Accounts
     Trade accounts receivable consist primarily of receivables from services provide to customers for clinical research studies. The company performs services for its customers based on its standard credit policies and regularly reviews accounts receivable for any bad debts. The review for bad debts is based on an analysis of the Company’s collection experience, customer credit worthiness, and current economic trends. Based on management’s review of accounts receivable, an allowance for doubtful accounts of $45,644 and $0 are considered necessary as of December 31, 2006 and 2005, respectively.
     Concentration of Business and Credit Risk
     Accounts receivable represent amounts due from customers that are concentrated mainly in the biopharmaceutical industry. The concentration of credit risk is subject to the financial and industry conditions of our customers. We do not require collateral or other securities to support customer receivables. We monitor the creditworthiness of our customers.
     Revenues from the Company’s top four customers accounted for approximately 74% and 79% of net service revenues in 2006 and 2005, respectively. No other customer accounted for more than 10% of the Company’s net service revenues.
     Since most customers pay in advance for services rendered, at December 31, 2006, the Company’s accounts receivable were highly concentrated among a small number of customers, with three customers accounting for 82% of the entire balance. Theses customers’ balances ranged from 19% to 34% of total receivables.
     At December 31, 2006, the Company’s customer deposits were highly concentrated with four customers accounting for 94% of the entire balance. Theses customers’ balances ranged from 11% to 84% of total customer deposits.
     Property and Equipment
     Property and equipment are stated at cost, net of accumulated depreciation. Depreciation is computed over estimated useful lives of three to ten years using the straight-line method or an accelerated method. Leasehold improvements are amortized over the lesser of the useful life of the improvement or the remaining term of the underlying lease. Repairs and maintenance are charged to expense as incurred. Upon disposition, the asset and the related accumulated depreciation are relieved and any gains or losses are reflected in the Combined Statements of Operations.

Years
Equipment	2-7
Office equipment	3-10
Computer equipment and software	2-5
Leasehold improvements	Lease Term
     Impairment of Long-Lived Assets
     In accordance with Statement of Financial Accounting Standards (SFAS) No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets,” long-lived assets such as property, equipment and identifiable intangibles are reviewed for

39 of 68

impairment whenever facts and circumstances indicate that the carrying value may not be recoverable. When required, impairment losses on assets to be held and used are recognized based on the fair value of the asset. The fair value is determined based on estimates of future cash flows, market value of similar assets, if available, or independent appraisals, if required. If the carrying amount of the long-lived asset is not recoverable from its undiscounted cash flows, an impairment loss is recognized for the difference between the carrying amount and fair value of the asset. When fair values are not available, the Company estimates fair value using the expected future cash flows discounted at a rate commensurate with the risk associated with the recovery of the assets. We did not recognize any impairment loss for the periods ended December 31, 2006 or 2005.
     Goodwill
     The Company adopted SFAS No. 142, “Goodwill and Other Intangible Assets” (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. SFAS 142 requires that goodwill be tested for impairment annually or more frequently if circumstances indicate potential impairment, by comparing the fair value of the asset to its carrying amount. Such testing requires, as an initial step, that each of our reporting units, as defined in SFAS 142, be identified and that our assets and liabilities, including existing goodwill and intangible assets, be assigned to those reporting units. We have determined that we have only one reporting unit. We did not recognize any impairment loss for the periods ended December 31, 2006 or 2005.
     Customer Deposits
     The Company may collect payments for services and reimbursable out-of-pocket costs in advance of the services being performed, or the costs being incurred. These advance payments are deemed customer deposits and are reflected as a liability on the Company’s balance sheet. Generally, customer deposits are non-refundable; however, in certain circumstances the Company may refund these advances.
     Net Loss per Share Data
     Due to the varying equity structures of the entities being combined, per share data is not presented except on a pro forma basis. In accordance with generally accepted accounting principles, shares issued in connection with the contribution agreement have been treated as outstanding for all periods presented. Common stock equivalents are not considered in the calculation of the diluted earnings per share for the periods presented as their effect would be anti-diluted due to losses incurred. The company has determined that the amount of common stock equivalent of 2006 and 2005 were 8,374,869 shares.
     Stock-Based Compensation
     In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 123 (Revised 2004), “Share-Based Payment” (SFAS 123R). SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized as compensation expense in the consolidated financial statements based on their fair values. That expense will be recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period). We adopted SFAS 123R effective beginning January 1, 2006 using the Modified Prospective Application Method. Under this method, SFAS 123R applies to new awards and to awards modified, repurchased or cancelled after the effective date. Prior to the adoption of SFAS 123(R) we accounted for stock option grants using the intrinsic value method prescribed in APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and accordingly, recognized no compensation expense for stock option grants.
     With respect to stock-based employee compensation plans and stock based compensation awarded under such plans prior to January 1, 2006 by Sytera, the Company applied SFAS No. 123, “Accounting for Stock-Based Compensation” (SFAS 123), which establishes a fair value based method of accounting for stock-based employee compensation plans, and elected to account for its employee stock compensation plans using the intrinsic value method under Accounting Principles Board Opinion No. 25. Prior to January 1, 2006, stock options were granted at a exercise price less than the fair market value at the date of grant and the resulting expense has been recorded for the amount of approximately $34,000, therefore no pro forma disclosure is required for 2005.
     Sytera also issued restricted common stock to its employees and non-employees who provided services to Sytera at a share price less than the fair market value (as determined in accordance with the guidelines promulgated by the American Institute

40 of 68

of Certified Public Accountants) of the stock at the time of issuance. The Company accounts for these transactions as stock compensation expense over the period in which the services are rendered.
     Under the modified prospective approach, SFAS 123(R) applies to new awards granted subsequent to the date of adoption, January 1, 2006. Compensation cost recognized during the twelve month period ended December 31, 2006 includes compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123, and compensation cost for all share based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). Prior periods were not restated to reflect the impact of adopting the new standard, and there is no cumulative effect. The adoption of SFAS 123(R) had approximately $68,000 of additional loss from operations for the twelve months ended December 31, 2006. Then if we continued to account for stock based compensation under Accounting Principles Board Opinion No.25 for our stock option accounts there was no impact on cash flows from operating or financing activities.
     During 2006, there was $129 of cash received from the exercise of stock options.
     As of December 31, 2006, there was $1,754,260 of unrecognized stock compensation expense related to nonvested stock options to be recognized over weighted average period of three years.
     The following table represents our non-vested stock option activity for the year ended December 31, 2006:

		Weighted Average
	Number of	Grant Date
	Options	Fair Value
Nonvested options — December 31, 2005	128,750	$0.001
Granted	457,829	$5.50
Excerised	(128,750)	$0.001
Forfeited	—	$—

Nonvested options — December 31, 2006	457,829	$5.50

     The aggregate intrinsic value of options outstanding at December 31, 2006, based on the Company’s third party valuation of $5.50 per share as of the last business day of the period ended December 31, 2006, which would have been received by the optionees had all options been exercised on that date was $0. The aggregate intrinsic value of options exercisable at December 31, 2006, based on the Company’s third party valuation of $5.50 per share as of the last business day of the period ended December 31, 2006, which would have been received by the optionees had all options exercisable been exercised on that date was $0. The aggregate intrinsic value of options exercised during the year ended December 31, 2006 was $0. Intrinsic value is the amount by which the fair value of the underlying stock exceeds the exercise price of the options.
     Investment Equity Method
     The Company holds a minority interest in Sytera II. Sytera II corporation was established with the former Sytera shareholders to develop the non-ophthalmic applications of fenretinide. The investment in Sytera II is accounted for by the equity method.
     Use of Estimates
     The preparation of Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that impact the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the Consolidated Financial Statements and the reported amounts of revenues and expenses during the reporting period. The Company reviews its estimates, including but not limited to, recoverability of long-lived assets, valuation of derivative liabilities, recoverability of prepaid expenses, and allowance for doubtful accounts, on a regular basis and makes adjustments based on historical experiences and existing and expected future conditions. These evaluations are performed and adjustments are made as information is available. Management believes that these estimates are reasonable; however, actual results could differ from these estimates.

41 of 68

     Income Taxes
     Deferred taxes are provided on the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.
     Derivative Financial Instruments
     As part of the Contribution transaction, the Company recognized a derivative liability with regards to certain contingent registration rights contained in the resulting Investors Rights Agreement. Under the agreement, Sirion is required to use its best efforts to register a certain number of shares or pay a penalty no greater than $5 million.
     In December of 2006, the Financial Accounting Standard Board released EITF 00-19-2: Accounting for Registration Payment Arrangements; this standard amends FASB 133 to state that registration payment arrangements are exempt from consideration as a freestanding derivative under FASB 133. We are required to adopt EITF 00-19-2 in the first quarter of 2007; adoption of EITF 00-19-2 will be accounted for as a “cumulative effect change in accounting principle”.
     New Accounting Pronouncements
     In February 2006, FASB issued SFAS No. 155. This accounting standard permits fair value re-measurement for any hybrid financial instrument containing an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; establishes a requirement to evaluate interests in securitized financial assets to identify them as freestanding derivatives or as hybrid financial instruments containing an embedded derivative requiring bifurcation; clarifies that concentrations of credit risk in the form of subordination are not embedded derivatives; and amends SFAS No. 140 to eliminate the prohibition on a qualifying special-purpose entity from holding a derivative financial instrument pertaining to a beneficial interest other than another derivative financial instrument. SFAS No. 155 is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year beginning after September 15, 2006. We currently are assessing the impact of SFAS No. 155 on our results of operations and financial position.
     In March 2006, the FASB issued SFAS No. 156, which addresses the accounting for servicing assets and liabilities. SFAS No. 156 is effective at the beginning of an entity’s first fiscal year beginning after September 15, 2006. We do not expect SFAS No. 156 to have a material effect on our results of operations or financial position.
     In July 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48), effective for fiscal years beginning after December 15, 2006. FIN 48 requires a two-step approach to determine how to recognize tax benefits in the financial statements where recognition and measurement of a tax benefit must be evaluated separately. A tax benefit will be recognized only if it meets a “more-likely-than-not” recognition threshold. For tax positions that meet this threshold, the tax benefit recognized is based on the largest amount of tax benefit that is greater than 50 percent likely of being realized upon ultimate settlement with the taxing authority. We are currently evaluating the impact of adopting FIN 48, and have not yet determined the significance of this new rule to our overall results of operations, cash flows or financial position.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 157 Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expanded disclosures about fair value measurements. This Statement is effective for financial statements issued for fiscal years beginning after November 15, 2007. We are currently evaluating the impact of adopting SFAS No. 157 on our result of operations and financial position.
     In September 2006, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) 158 Employers’ Accounting for Defined Benefit Pension and Other postretirement Plans—an amendment of FASB

42 of 68

Statements no. 87, 88, 106, and 132(R). SFAS 158 improves financial reporting by requiring an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan as an asset or liability in its statement of financial position. Also, requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. An employer that is a business entity and sponsors one or more single-employer defined benefit plans is required to recognize the funded status of a benefit plan in its statement of financial position; recognize other components not recognized by FASB 87 or 106; measure defined benefit plan assets and obligations as of the date of the employer’s fiscal year-end statement of financial position.; and disclose addition information. The effective dates for publicly traded companies are required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ended after December 15, 2006. A non-publicly traded company is required to adopt the recognition and disclosure provisions of this statement as of the end of the fiscal year ended after June 15, 2007. We do not expect SFAS No. 158 to have a material effect on our results of operations or financial position.
     In December of 2006, the Financial Accounting Standard Board released EITF 00-19-2 Accounting for Registration Payment Arrangements. This standard amends FASB 133, Accounting for Derivative Financial Instruments, FASB 150 Accounting for Financial Instruments with Characteristics of both Liabilities and Equity, and FASB Interpretation 45 Guarantor’s Accounting and Disclosure Requirements, to provide that contingent consideration under a registration payment arrangement should be separately recognized and measured in accordance with FASB 5 Accounting for Contingencies; that is, when such obligations are both probable and reasonably estimable. Accordingly, registration payment arrangements, often referred to in PIPE Financings as “Liquidated Damages”, are exempt from consideration as a freestanding derivative under FASB 133. We are required to adopt EITF 00-19-2 in the first quarter of 2007 as a “cumulative effect change in accounting principle”. As specified in EITF 00-19-2, this will be a non-cash adjustment through Retained Earnings to reverse the effect of the Derivative Liability in the amount of $2,840,000.
2. Property and Equipment
     Property and equipment, net consists of the following at December 31, 2006:

Computer equipment	$88,797
Furniture and fixtures	83,750
Lab equipment	816,809
Leasehold improvements	117,596
Office equipment	39,117
Production equipment	61,128
Construction in progress	197,679
Software	60,099

1,464,975

Less accumulated depreciation	(134,541)

Property and equipment, net	$1,330,434

     Depreciation expense for the years ended December 31, 2006 and 2005 was approximately $214,400 and $118,100.
3. Debt
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

43 of 68

amount at the rate of 6% per annum, had warrants with coverage equal to approximately nine percent (9%) of the amount due under the 3rd Notes and were due and payable on various dates from September 30, 2005 to May 31, 2006.
     During the twelve months ended December 31, 2006, Sytera issued $500,000 in 3rd Notes. In connection with the issuance of the 3rd Notes, Sytera issued Investors warrants (“Series B warrants”) to purchase 44,445 shares of Series B convertible preferred stock at an exercise price of $2.25 per share (the determined fair market value of the Series B preferred stock). On July 3, 2006, the 3rd Notes plus the accrued and unpaid interest were converted into shares of Sytera’s Series B convertible preferred stock at a rate of $2.25 per share, and all associated warrants were exercised.
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
     The values of the 2006 and 2005 warrants were recorded as deferred debt discount against the total proceeds of the Notes and were amortized over the terms of each of the notes. Amortization of deferred debt discount recorded as non-cash interest expense for the twelve months ended December 31, 2006 and 2005 was $20,903 and $145,700, respectively.
     In accordance with EITF 98-5, as amended by EITF 00-27, because the Notes were sold at an effective conversion price less than the fair market value of the underlying components of the security, a beneficial conversion to the holders of the debt occurred. Accordingly, Sytera recorded discounts to the principal of the Notes and a corresponding amount to additional paid in capital. The recorded discounts resulting from the beneficial conversion is recognized as non-cash interest expense over the terms of each Note. The discounts for the periods ended December 31, 2006 and 2005 of $20,903 and $95,771, respectively, were recorded as non-cash interest expense.
     In the twelve months ended December 31, 2006 all debt was paid in full.
4. Intangible Assets
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

44 of 68

     The amortizable intangible assets will be amortized over the useful life of the underlying asset or the contract period.

2006
Intangible assets subject to amortization:
Non-compete, net of accumulated amortization of $89,760	464,752
Product Licenses, net of accumulated amortization of $543,256	16,092,888

Total	$16,557,640

     Amortization expense for total intangible assets amounted to approximately $633,000 and $0 for the years ended December 31, 2006 and 2005, respectively.
     Approximate future amortization expense for the five fiscal years subsequent to December 31, 2006 is as follows:

Year ended December 31	Amount
2007	$1,315,000
2008	$1,315,000
2009	$1,222,000
2010	$1,130,000
2011	$1,130,000
5. Goodwill
     On July 5, 2006, Sirion and Sytera consummated a statutory merger pursuant to which the separate existence of Sytera ceased and Sirion continued as the surviving corporation. Sirion acquired all of the assets and assumed all of the liabilities of Sytera and paid approximately $29,700,000 for the purchase. Consideration for the purchase of Sytera by Sirion was given in the form of 166,288 shares and 30,600 shares of Sirion common stock and Series A Preferred, respectively, cash paid in the amount of $5,000,000 and liabilities assumed approximating $2,000,000. Goodwill of approximately $12,923,000 was created as a result of this purchase.
     As part of the merger agreement with the former Sytera shareholders, Sirion is obligated to pay certain development and commercialization milestones and royalties if and when they are reached as a part of merger considerations, increasing the value of Goodwill attributable to the merger agreement. For the year ended December 31, 2006, Sirion paid a $2,500,000 cash milestone and a $500,000 Sirion stock based development milestone to the former Sytera shareholders.
     On August 28, 2006, Sirion acquired all of the membership interests of RXDR and RXDR became a wholly-owned subsidiary of Sirion. For this transaction, Sirion assumed liabilities of RXDR approximating $931,000. Goodwill of approximately $446,000 was created as a result of this transaction and contingent payments of approximately $120,000 recorded for the year ended December 31, 2006.
     A net deferred tax liability of $3,460,059 was created as a result of the merger between Sytera and Sirion. The deferred tax liability represents the cumulative future effect of the tax liability associated with the amortization expense of the intangible assets created as a part of the statutory merger. The resulting net deferred tax liability associated with the intangible assets acquired in the Sytera merger is recognized as a $3,460,059 increase to Goodwill created as a result of the merger.

45 of 68

6. Equity
     The company is authorized to issue an aggregate of 160,000,000 shares of capital stock, 150,000,000 of which are Common Stock, and 10,000,000 are shares of Preferred Stock, 5,000,000 of which are designated Series A Convertible Preferred Stock (“Series A Preferred Stock”). As of December 31, 2006, 3,668,730 shares of our Common Stock were issued and outstanding and 4,797,036 shares of Series A Preferred Stock were issued and outstanding.
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
     The holders of Series A Preferred Stock are entitled to receive, prior and in preference to the declaration or payment of any dividend or distribution to the holders of our Common Stock or any other junior securities, non-cumulative dividends at a rate of $0.64 per annum (subject to adjustment for stock dividends, stock splits, stock combinations and similar events), payable when, and if any dividend or distribution is declared or paid by the Company on any share of any class of stock. These preferential dividend rights will terminate upon the consummation by the Company of a firm commitment underwritten public offering pursuant to a registration statement under the Securities Act of 1933 that result in aggregate gross proceeds to the Company of not less than $35,000,000.
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
     Restricted Stock
     Sytera issued restricted and unrestricted common stock to employees and non-employees in exchange for past and future services. Generally, the restricted stock began vesting after one year, and vested on a monthly basis thereafter over periods of twenty-four to forty-eight months.

46 of 68

     Sytera issued -0- and 867,400 shares of restricted common stock during the twelve months ended December 31, 2006 and 2005, respectively, at a share price less than the fair market value of the stock. During the twelve month periods ended December 31, 2006 and 2005, Sytera recorded approximately $672,300 and $165,200, respectively, of compensation expense related to restricted stock previously issued.
7. Related Party Transactions
     RXDR incurred management fee expense payable to the managing members of the LLC in the amount of $-0- and $521,980 for the twelve months ended December 31, 2006 and 2005, respectively. For the twelve month period ended December 31, 2006 and 2005, respectively, Sytera had related party interest expense of $72,981 and $100,895.
     Pursuant to the terms of our acquisition of RXDR, as the sole consideration for such acquisition, we are required to make contingent payments to The Butler Partnership, Inc., a company wholly-owned by Barry Butler, our Chief Executive Officer and a director and stockholder of the Company, and Mr. Butler’s wife, and Rogellen Partners, Inc., a company wholly-owned by Roger Vogel, M.D., our Chief Medical Officer and a director and stockholder of the Company, and his former wife, equal to 15% of the collected revenues generated by our Contract Services business for a period of three years from the date of such acquisition. In the twelve months ended, December 31, 2006, we made $60,045 to The Butler Partnership, Inc., and $60,045 to Rogellen Partners, Inc in contingent payments.
     On July 5, 2006, Kenneth J. Widder, M.D., a member of our Board of Directors and beneficial owner of more than 5% of our Common Stock, entered into a consulting agreement with Sirion to provide services relating to the development and commercialization of pharmaceutical products to Sirion for a term of three years. Under the consulting agreement, Dr. Widder is entitled to receive an annual fee of $360,000.
     Prior to Sirion’s acquisition of Sytera, Mary Jacqueline Johnson, Kenneth J. Widder, M.D.’s spouse, performed services for Sytera through a wholly-owned company. In connection with Sirion’s acquisition of Sytera, Sirion paid Ms. Johnson’s company $25,000 in satisfaction of amounts outstanding for previously completed services. Neither Ms. Johnson nor her company is current employed by or providing any services to the Company or any of its subsidiaries.
     On July 5, 2006, Jay Lichter, Ph.D., who is a beneficial owner of approximately 5.78% of our Common Stock, entered into a consulting agreement with Sirion to provide services relating to the development and commercialization of pharmaceutical products to Sirion for a term of three years. Under the consulting agreement, Dr. Lichter is entitled to receive an annual fee of $260,000.
     On July 5, 2006, Sirion entered into Noncompetition and Nonsolicitation Agreements with Kenneth J. Widder, M.D. and Jay Lichter, Ph.D.
     On June 2, 2006, Philippe Boulangeat, our Chief Business Officer, purchased all of the outstanding membership interests of FOCUS-ED, LLC (“Focus”) from RXDR for a purchase price of $105,000. RXDR and FOCUS-ED are parties to a Master Services Agreement, dated July 7, 2006. Additionally, pursuant to a License Agreement, dated May 1, 2006, between RXDR and FOCUS-ED, FOCUS-ED leases approximately 415 square feet of RXDR space for approximately $536 per month. This License Agreement expires in April 2007.
     In the twelve months ended December 31, 2006, Sirion paid a payment of a one-time license fee and consulting fees in the aggregate amount of approximately $195,000 to Sytera II.
     The above transactions are of terms and conditions that are not necessarily indicative of the amounts and terms that would have occurred had comparable transactions been entered into without independent parties.

47 of 68

8. Contractual Obligations
     On September 1, 2006, the Company entered into a three year lease agreement for a commercial property in San Diego, California and a five year lease agreement for a commercial property in Tampa, Florida. Future minimum payments for contractual obligations for years subsequent to December 31, 2006 are as follows:

2007	710,400
2008	672,500
2009	587,900
2010	203,400
Thereafter	96,000

Total	$2,270,200

     Rent expense for the years ended December 31, 2006 and 2005 was approximately $368,400 and $254,400.
     The Company has entered into license agreements which provide us with the exclusive rights to various compounds; specifically ST-601, ST-603 and ST-605. Pursuant to these license agreements, the Company has committed to use its reasonable efforts to develop, market and promote, at the Company’s expense, these compounds. In consideration for the license rights under these agreements, the Company is generally required to make payments to the licensors based on the achievement of milestones and also, assuming the drugs are marketed, royalty payments based upon sales.
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
     Over the next 24 months the Company will be required to make significant payments in connection with the achievement of developmental milestones under our license agreements and significant payments of contingent consideration under the Sytera Merger Agreement with respect to the development of ST-602, each as described above. It is anticipated the payments through our fiscal year ended December 31, 2008 will be as follows:

During fiscal 2007:	$2.6 million or more (in the aggregate)
During fiscal 2008:	$7 million or more (in the aggregate)
Total through fiscal 2008:	$13 million or more (in the aggregate)
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
     Employment Contracts
     The company has in place with certain of its executive’s employment agreements that vary in length and terms, but provide for continuity of employment pending termination “for cause” for the covered employees. If the executive’s employment is terminated by the Company without “cause” (as defined in the employment agreement), he or she will be entitled to receive a severance payment equal to his or her annual base salary, continued health insurance for twelve months, and payment of outplacement services for twelve months (up to $25,000). Further, in the event the officer’s employment is terminated without “cause” or the officer resigns for “good reason” (as defined in the employment agreement) within 24 months of a change in control, the officer is entitled to receive a severance payment equal to two times his or her annual salary, two times his or her

48 of 68

current target or prior year’s bonus (whichever is greater), continued health insurance for twenty-four months, payment of outplacement services for twelve months (up to $25,000), and any unvested stock options, restricted stock or other equity-based compensation awards shall become 100% vested as of the termination date of the officer’s employment.
9. Acquisitions
     On July 5, 2006, Sirion and Sytera consummated a statutory merger pursuant to which the separate existence of Sytera ceased and Sirion continued as the surviving corporation. Sirion acquired all of the assets and assumed all of the liabilities of Sytera and paid approximately $29,700,000 for the purchase. Consideration for the purchase of Sytera by Sirion was given in the form of 166,288 shares and 30,600 shares of Sirion common stock and Series A Preferred. Goodwill was created as a result of this purchase. The acquisition of Sytera was accounted for as a purchase transaction and, in accordance with generally accepted accounting principals, a portion of the purchase price was allocated to specifically identifiable intangible assets, which consisted of a non-compete agreement valued at $554,511 and a patent valued at $15,386,143, as determined by an external appraisal. These assets are being amortized using the straight-line method over estimated useful lives of three years and fifteen years, respectively. The following table summarizes the approximate estimated fair values of the assets acquired and liabilities assumed:

Aggregate Stock Consideration	$22,725,527
Aggregate Note Consideration	5,000,000
Liabilities acquired including deferred tax liability of $3,460,059	7,837,382

Total Asset Purchase price	35,562,909

Tangible Assets acquired	282,619

Value allocable to Intangible Assets	35,280,290

Fair value of Intangible Assets	15,940,654
Goodwill	19,339,636
     On August 28, 2006, Sirion acquired all of the membership interests of RXDR and RXDR became a wholly-owned subsidiary of Sirion. For this transaction, Sirion assumed liabilities of RXDR approximating $931,000. Goodwill was created as a result of this transaction.
     The financial statements presented herein for the twelve months ended December 31, 2006 include the results of operations for Sirion, Sytera and RXDR, presented on a combined basis as if they had historically operated and reported their financial statements on a consolidated basis.
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

49 of 68

10. Income Taxes
     Provision for income taxes consists of the following:

	Fiscal Year Ended December
	31, 2006
	2006	2005

Current
Federal	—	—
State	—	—
Foreign	—	—

Total

Deferred
Federal	(2,938,846)	—
State	(521,213)	—

Total	(3,460,059)	—

Allocated to discontinued operations	—	—

Continuing operations	(3,460,059)	—

     The income tax provision differs from the amount of tax determined by applying the Federal statutory rate as follows:

	2006	2005

Income tax provision at statutory rate:	(5,023,633)	(1,493,216)
Increase (decrease) in income tax due to:
Meals & Entertainment	21,522	—
Preacquisition income from RXDR	(102,988)	—
Stock options	23,172	—

State income taxes net	(890,956)	(264,826)
Preacquisition losses	1,424,298
Change in valuation allowance	1,088,526	1,758,043

	(3,460,059)	0

     Deferred income taxes reflect the net tax effects of temporary differences between the carrying amount of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	2006	2005

Current deferred tax assets (liabilities)
Allowance for doubtful accounts	18,271	—
	—	—

Other Reserves
Valuation Allowance	(18,271)	—

	0	—

Long-term deferred tax assets (liabilities)
Derivative Liability	1,136,852	—

50 of 68

	2006	2005

Net Operating Loss carryover	5,977,972	1,826,854
Intangibles	(6,244,401)	—
Nonqualifed FAS 123R expense	4,119	—
Other	40,973	—
Charitable contribution C/O	6,005	—
R&D Credit	148,736	—
Valuation Allowance	(1,070,255)	(1,826,854)

	(0)	0

     A deferred tax liability of approximately $6.5 million was created as a result of the merger between Sytera and Sirion. The deferred tax liability represents the cumulative future effect of the tax liability associated with the amortization expense of the intangible assets created as a part of the statutory merger. In accordance with FASB 109: Accounting for Income Taxes, the Company is able to offset reversing deferred tax liabilities. Sytera’s pre-acquisition deferred tax asset was approximately $2.6 million; Sirion’s pre-merger deferred tax asset was approximately $400,000. The resulting net deferred tax liability of $3.5 million associated with the intangible assets acquired in the Sytera merger increases the Goodwill created as a result of the merger.
     In accordance with Section 382 of the Internal Revenue Code, a change in ownership of greater than 50% within a three-year period will place an annual limitation on the utilization of existing net operating loss carryforwards. As a result of the merger, the company has a limit on the Sytera pre-acquisition net operating losses. However, the limit is not so small as to prohibit the utilization of the net operating losses within the carryforward period.
     The company has net operating losses of approximately $15 million for federal and state purposes. The federal net operating losses begin expiring in 2024.
11. Derivative financial instruments
     The Company adopted Statement of Financial Accounting Standard No. 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as amended by SFAS 138, “Accounting for Certain Derivative Instruments and Hedging Activities — an Amendment to FASB Statement No. 133.” SFAS 133 and SFAS 138 established new accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings. Pursuant to the Contribution Agreement dated July 5, 2006, we recorded a $2,840,000 derivative liability and non-cash expense for the year-ended December 31, 2006.
12. Stock Options and Warrants
     During the year ended December 31, 2005, Sytera issued options to employees to purchase 20,000 shares at an exercise price of $0.001 pursuant to the Sytera, Inc. Equity Incentive Plan (the “2004 Plan”). All options granted during the period began vesting after one year, vested on a monthly basis thereafter over a four year vesting period, had a term of ten years and were issued at an exercise price less than the fair market value (as determined in accordance with the guidelines promulgated by the American Institute of Certified Public Accountants) of the underlying stock at the date of grant, and was accounted for in accordance with APB Opinion No. 25. During the year ended December 31, 2006 and 2005, Sytera recorded approximately $33,800 and $10,500, respectively, of compensation expense. Subsequent to the Sirion and Sytera merger, the 2004 Plan was terminated.

51 of 68

     During the twelve months ended December 31, 2006, Sirion issued options to employees to purchase 457,829 shares at an exercise price of $5.50 pursuant to the Sirion Holdings Stock Option Plan (the “2006 Plan”). A total of 69,102 options granted during 2006 were non-qualified fixed price options and 388,727 options granted were incentive stock options. All options granted during the period begin vesting after one year; one-third of the options vest on September 13, 2007, one-third vest September 13, 2008 and the final one-third will vest September 13, 2009. All options have a term of 5 years and were issued at an exercise price at fair market value (as determined in the accordance with guidelines promulgated by the American Institute of Certified Public Accountants)
     The following table summarizes the activity related to all Company stock options and warrants for 2006 and 2005:

					Weighted Average
	Shares (In thousands)		Exercise Price		Exercise Price
		Stock	per Share		per Share
	Warrants	Options	Warrants	Options	Warrants	Options
Outstanding at December 31, 2004	480,000	108,750	1.00	0.001	1.00	0.001
Granted	662,222	20,000	1.00 - 2.25	0.001	1.34	0.001
Exercised	(960,000)	—	1.00	—	—	—
Canceled or expired	—	—	—	—	—	—

Outstanding at December 31, 2005	182,222	128,750	2.25	0.001	2.25	0.001
Granted	44,445	457,829	2.25	5.50	2.25	5.50
Exercised	(226,667)	(128,750)	2.25	0.001	2.25	0.001
Canceled or expired	—	—	—	—	—	—

Outstanding at December 31, 2006	—	457,829	—	5.50	—	5.50

Exercisable at December 31, 2006	—	—	—	—	—	—

Exercisable at December 31, 2005	182,222	36,822	2.25	0.001	2.25	0.001

     The weight average grant date fair market value of the options issued in 2005 was approximately $$0.70. The recognizable stock option compensation expense was recognized on a straight-line basis.
     The warrants and options expire in 2011. A further summary of information related to options outstanding at December 31, 2006 is as follows:

		Weighted Average	Weighted Average
Range of Exercise	Number	Remaining Contractual	Exercise Price
Prices	Outstanding / Exercisable	Life (Years)	Outstanding / Exercisable
$5.50	457,829 / 0	4.88	$5.50 / $0
     The fair value of each option award is estimated on the date of grant using the Black-Scholes option model that uses the assumptions noted in the following table. Because the Black-Scholes model incorporates ranges of assumptions for inputs, these ranges are disclosed. Expected volatilities are based on historical volatilities of comparable companies. The company also used historical data to estimate employee termination within the valuation model. The expected term of options granted is derived form the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

52 of 68

	For the years ended
	December 31,	December 31,
	2006	2005
Expected dividend yield	0%	0%
Expected volatility	89.2%	0%
Risk-free interest rate	4.60%	4.17%
Expected life of options	5 years	5 years
13. Subsequent Events
     On January 10th, 2007, the Company executed an exclusive licensing agreement with Laboratoires Théa of France for the U.S. rights to develop and market a topical ophthalmic gel containing ganciclovir for the treatment of certain viral and superficial eye infections. Under the agreement, Sirion will have the rights to manufacture, sell and distribute ganciclovir gel for ophthalmic use throughout the U.S. and all U.S. territories and possessions. In addition, Sirion will have access to the trade name Virgan® for use in the territory.
14. Unaudited ProForma Summary
     The following pro forma financial summary presents the consolidated results of operations of the Company as if the mergers had occurred at the beginning of the periods presented. The unaudited pro forma financial information is not intended to represent or be indicative of the Company’s consolidated results of operations or financial condition that would have been reported had the merger been completed as of the beginning of the periods presented and should not be taken as indicative of the Company’s future consolidated results of operations or financial condition.

	For the years ended
	December 31,	December 31,
	2006	2005
Revenues	$3,473,363	$1,399,662
Operating Expenses	(18,938,755)	(11,298,341)

Net Loss Industry Tax Benefit of 3,460,059	(12,005,333)	(9,898,679)
Proforma Net Loss per share	($3.36)	($2.77)
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
     None.
Item 8A. Controls and Procedures
Our management, with the participation of our Chief Executive Officer, and Senior Vice-President of Finance, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the fiscal period covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Senior Vice-President of Finance have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing and reporting information required to be disclosed by the Company in the reports it files or submits under the Exchange Act within the time periods specified in the Securities and Exchange Commission’s rules and forms.
Historically, the Company has not had a formal system of controls and procedures due to the fact that the Company was small in size and had no operations. Currently, management, with the oversight of the Chief Executive Officer and Senior Vice-President of Finance, is devoting considerable effort to develop and implement a formal system of disclosure controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and our Senior Vice-President of Finance, as appropriate, to allow timely decisions regarding required disclosure.

53 of 68

It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.
There was no change in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) or Rule 15d-15(f)) during our year ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.
Item 8B. Other Information
None
Part III
Item 9. Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance With Section 16(a) of the Exchange Act
     The following table sets forth the respective names, ages and positions of each of our directors and executive officers as of the date of this Annual Report. Except for Anthony Maida and Riedhammer, all of our directors were elected to the Board of Directors on September 13, 2006, and their current terms run until our annual meeting of stockholders in 2007. Anthony Maida and Thomas Riedhammer were elected to the Board of Directors on January 10, 2007, and their current terms run until our annual meeting of stockholders in May 2008. Except for Mr. Creech, all of our executive officers have served in their respective positions set forth below since September 13, 2006. Mr. Creech has served as our Senior Vice President, Finance since January 2007.

Name	Age	Principal Positions
Barry S. Butler	47	Director & Chief Executive Officer

Roger Vogel, M.D.	63	Director & Chief Medical Officer

C. Christine Miller	49	Chief Operating Officer

Susan K. Benton	42	Chief Commercial Officer

Philippe Boulangeat	58	Chief Business Officer

William F. Stringer	51	Chief Manufacturing & Compliance Officer

Todd A. Creech	38	Senior Vice President, Finance

Kevin J. Kinsella	60	Director

Kenneth J. Widder, M.D.	53	Director

Anthony Maida, III	55	Director

Thomas Riedhammer, Ph.D.	59	Director
     Barry S. Butler. Barry Butler was a co-founder of both RXDR and Sirion Therapeutics. Mr. Butler has over 19 years experience in the pharmaceutical industry, including a variety of management and senior management positions at GlaxoSmithKline and Bausch & Lomb, Inc. in sales, sales training, market research, sales management, sales operations, and marketing. From 1988 until 1996, he held positions in sales and marketing at Glaxo, Inc. and Glaxo Wellcome. From 1996 until 2001, he worked at Bausch & Lomb where he held positions in marketing and global strategy. His last position at Bausch & Lomb was Global Category Leader for pharmaceuticals. In 2001, Mr. Butler helped form AcSentient, Inc. where he served as Vice President of Sales and Marketing. In November 2003, he co-founded RXDR and has served as its CEO since that time. Mr. Butler received a BS in corporate finance from The University of Alabama in 1982 and an MBA from City University of Bellevue, Washington in 1985.

54 of 68

     Roger Vogel, M.D. Roger Vogel, M.D., was a co-founder of both RXDR and Sirion Therapeutics, and is Sirion Therapeutics’ Chief Medical Officer and a member of our Board of Directors. Dr. Vogel is a board certified ophthalmologist and has over 26 years of ophthalmic pharmaceutical industry experience. He served 16 years with Merck, including as Global Head of Clinical Research for Ophthalmology and Infectious Diseases. Dr. Vogel oversaw the development of Trusopt® and Timolol XE®, two of the largest selling glaucoma products. Dr. Vogel has been a consultant in the ophthalmic industry for 10 years and has worked on several significant ophthalmic projects for major sponsors. Dr. Vogel received his MB, BS, LRCP, and MRCS from University College, London, and his MRCOphth from the Royal College of Ophthalmologists.
     Susan K. Benton. Susan K. Benton was a co-founder of Sirion Therapeutics. Ms. Benton has over 20 years of experience in the pharmaceutical and medical device industry, including with Bausch & Lomb, Inc. where she held senior management positions in sales and marketing. After leaving Bausch & Lomb in 2001, Ms. Benton served for 3 years as the Vice President of Professional and Consumer Sales for LifeScan, Inc., a division of Johnson & Johnson. During 2004 and 2005, Ms. Benton served as Vice President of Commercial Operations for RXDR. Ms. Benton has a bachelor’s degree in biology from Muhlenberg College and an MBA from the University of South Florida.
     Philippe Boulangeat. Philippe Boulangeat was a co-founder of Sirion Therapeutics. Mr. Boulangeat has over 25 years of ophthalmic pharmaceutical industry experience. Since 2001, Mr. Boulangeat has performed consulting services to various clients in the pharmaceutical industry through a consulting business that he owns. Prior to 2001, he was with Chauvin, a leading European ophthalmic company, most recently as the Head of Business Development and of Export Sales. Mr. Boulangeat holds an MBA from the University of Paris.
     C. Christine Miller, Pharm. D. C. Christine Miller has 23 years of pharmaceutical regulatory experience. During 2001 to early 2006, Dr. Miller was Vice President of Regulatory and Quality Assurance and a corporate officer of Santarus, Inc., and from 1994 to 2001, she held senior positions at Bausch & Lomb, most recently as the Global Vice President of Drug Regulatory Affairs. Dr. Miller holds a doctor of pharmacy degree from the University of Nebraska.
     William F. Stringer. William F. Stringer has over 25 years of pharmaceutical industry experience, including serving in senior executive roles with R.P. Scherer in quality management and regulatory affairs. From 2003 to 2006, Mr. Stringer served as the President of Proclinical Aseptic Manufacturing, LLC, and from 2001 to 2003 he was General Manager and President of Vital Pharma, Inc., a leader in custom, sterile Blow-Fill-Seal (BFS) manufacturing for the pharmaceutical, medical, diagnostic, and clinical industries. He holds a bachelor’s degree in chemistry and a MS in microbiology from the University of North Carolina, Charlotte.
     Todd A. Creech. Todd A. Creech has over 14 years of experience investing in and consulting to pharmaceutical and biotech clients. Prior to joining Sirion Therapeutics in September 2006, he worked with NovaQuest, the investment group within Quintiles, Inc. where he was involved in NovaQuest’s investments in Sirion Therapeutics. Prior to NovaQuest, Mr. Creech co-founded Centice, an optical sensor spin-out of Duke University. Between 1995 and 2000, he consulted for startups and Fortune 100 companies at SRI International. Mr. Creech holds Bachelor’s Degrees in Finance and Accounting from Miami University and an MBA from Duke University.
     Kevin J. Kinsella. Kevin J. Kinsella currently serves as the managing member of Avalon Ventures, a venture capital fund he founded in 1983. Mr. Kinsella also serves as a director of Akesis Pharmaceuticals and a number of private companies, and is chairman of the investment committee of Poland Partners and INNOVA 98, investment funds focused on investments in Central Europe. Mr. Kinsella is the largest producer of the 2006 Tony Award Winning Best Musical, Jersey Boys. Mr. Kinsella is a graduate of the Massachusetts Institute of Technology (1967) with a Bachelor of Science degree in Management, with minors in Electrical Engineering and Political Science. He holds a Master of Arts degree in International Relations from the Johns Hopkins School of Advanced International Studies (SAIS) (1969).
     Kenneth J. Widder, M.D. Kenneth J. Widder, M.D. was Chairman and CEO of Sytera until its acquisition by Sirion Therapeutics in July 2006. Prior to joining Sytera, Dr. Widder served as General Partner for Windamere Venture Partners, a life science venture capital company. Dr. Widder was a founder and CEO of the following companies under Windamere Venture Partners: Santarus, Inc., a biopharmaceutical company focused on products for gastrointestinal diseases, Converge Medical, a developer of novel medical devices, and NovaCardia, Inc., an emerging pharmaceutical company focused on compounds for the treatment of cardiovascular diseases. He acquired his Bachelor’s Degree from Carleton College in 1974 and his Medical Degree from Northwestern University in 1979.

55 of 68

     Anthony Maida, III. Anthony Maida has over 27 years of executive experience, including 15 years as CEO of emerging biotechnology companies. In addition, Mr. Maida has nearly a decade of financial experience, ended as a Senior Financial Controller of a $1.7 billion division of Lockheed Missiles and Space Company, and VP, CFO of Dataplant Inc., a wholly owned subsidiary of Lockheed. Mr. Maida currently serves on the board of directors of Spectrum Pharmaceuticals, Inc. where he was Chair of the Audit Committee from June 2004 to July 2006. Mr. Maida is a founder and also serves as Chairman of BioConsul Drug Development Corporation and DendriTherapeutics, Inc. Mr. Maida received his Master’s Degree in Toxicology from San Jose State University, and received an MBA from University of Santa Clara. Mr. Maida is a doctoral candidate completing his doctoral work in immunology at the University of California.
     Thomas Riedhammer, Ph.D. Dr. Riedhammer has over 30 years of ophthalmic industry expertise. Most recently Dr. Riedhammer served as the Chief Operating Officer of Presby Corp., a medical device company engaged in the research and development of treatments for eye disorders. Prior to Presby Corp, Dr. Riedhammer served as a senior corporate Vice President, member of the management executive committee, Chief Technical Officer and President of Global Pharmaceuticals for Bausch & Lomb. Dr. Riedhammer began his career at Bausch & Lomb as a research chemist where he was awarded 12 U.S. patents and was responsible for the development of the Renu and Sensitive Eyes product lines. Dr. Riedhammer holds a B.A. in Chemistry and a Ph.D. in Electrochemistry from State University of New York at Buffalo.
Code of Ethics
     As of March 23, 2007, we have not adopted a Code of Ethics. Our management believes that the size of our Company and current operations at this time do not require a formal Code of Ethics to govern the behavior of our officers, directors and employees.
Audit Committee
     The audit committee provides assistance to the board of directors in fulfilling its legal and fiduciary obligations in matters involving our accounting, auditing, financial reporting, internal control and legal compliance functions by approving the services performed by our independent accountants and reviewing their reports regarding our accounting practices and systems of internal accounting controls. The audit committee also oversees the audit efforts of our independent accountants and takes those actions as it deems necessary to insure that the accountants are independent of management. The audit committee currently consists of Anthony Maida (Chairman) and Thomas Riedhammer each of whom is a non-management member of our board of directors. Anthony Maida is also our audit committee financial expert as currently defined under Securities and Exchange Commission rules. The audit committee does not currently have a written charter.
Compensation Committee
     The compensation committee determines our general compensation policies and the compensation provided to our directors and officers. The compensation committee also reviews and determines bonuses for our officers and other employees. In addition, the compensation committee reviews and determines equity-based compensation for our directors, officers, employees and consultants and administers our stock option plans and employee stock purchase plan. The current members of the compensation committee are Thomas Riedhammer (Chairman), Anthony Maida and Kevin J. Kinsella, each of whom is a non-management member of our board of directors.
Nomination Committee
     We currently do not have a separate Nomination Committee because we believe our Board of Directors is able to effectively manage the issues normally considered by a Nomination Committee. Further, our management believes that the size of our Company and current operations at this time do not require a formal Nomination Committee. Accordingly, all of the Company’s Directors participate equally in nomination and governance activities.

56 of 68

Director Independence
     Our independent directors are Thomas Riedhammer and Anthony Maida. Kevin J. Kinsella, who is not an independent director, is a member of our compensation committee. As noted above, our entire Board of Directors performs the functions of a nomination committee, and includes Barry Butler, Roger Vogel, and Ken Widder, who are not independent directors.
Section 16(a) Beneficial Ownership Reporting Compliance
     Section 16(a) of the Securities Exchange Act of 1934 requires our officers and directors and persons who own ten percent or more of a registered class of our equity securities to file reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5 with the SEC. Those officers, directors and ten percent or more shareholders are also required by SEC rules to furnish us with copies of all such forms that they file.
     Based solely on our review of the copies of such forms received by us, we believe that during 2006, all Section 16(a) filing requirements applicable to our officers, directors and ten percent or more shareholders were satisfied.
Item 10. Executive Compensation
The following table summarizes the compensation of our Chief Executive Officer, Chief Medical Officer and Chief Commercial Officer (the “Named Executive Officers”) for the fiscal year ended December 31, 2006.
SUMMARY COMPENSATION TABLE

Name and Principal		Salary	Bonus	Total
Position	Year	($)	($)	($)
(a)	(b)	(c)	(d)	(j)
Barry Butler (2)Chief	2005	—	—
Executive Officer	2006	200,000	100,000	300,000

Roger Vogel(2)	2005	—	—	—
Chief Medical Officer	2006	250,000	125,000	375,000

Susan K. Benton	2005	—	—	—
Chief Commercial Officer	2006	175,000	87,500	262,500
(1)	Employment Agreement – all officers are contracted under the same employment agreement. The material terms include:
•	The officer is eligible to receive an annual bonus at the discretion of the Company’s Board of Directors. (The current target level of each officer’s discretionary bonus is an amount equal to up to 50% of his or her base salary.)

•	If the officer’s employment is terminated by the Company or Sirion without “cause” (as defined in the employment agreement), he or she will be entitled to receive a severance payment equal to his or her annual base salary, continued health insurance for twelve months, and payment of outplacement services for twelve months (up to $25,000).

57 of 68

•	In the event the officer’s employment is terminated without “cause” or the officer resigns for “good reason” (as defined in the employment agreement) within 24 months of a change in control, the officer is entitled to receive a severance payment equal to two times his or her annual salary, two times his or her current target or prior year’s bonus (whichever is greater), continued health insurance for twenty-four months, payment of outplacement services for twelve months (up to $25,000), and any unvested stock options, restricted stock or other equity-based compensation awards shall become 100% vested as of the termination date of the officer’s employment.

•	The officer is entitled to customary employee benefits such as health insurance, 401(k) plan participation and paid vacation.
As of December 31, 2006, we did not have a Director Compensation plan in place
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters
Securities Authorized for Issuance Under Equity Compensation Plans
     The following table set forth information, with respect to the Company’s equity securities that are authorized for issuance as of December 31, 2006, under our equity compensation plan:

(c)
	(a)		Number of Securities
	Number of Securities	(b)	Remaining Available for
	to be Issued upon	Weighted-Average	Future Issuance under
	Exercise of	Exercise Price of	Equity Compensation Plan
	Outstanding Options,	Outstanding Options,	(Excluding Securities
Plan Category	Warrants and Rights	Warrants and Rights	Reflected in Column (a))
Equity compensation plans approved by security holders	457,829	5.50	76,737
Recent Sales of Unregistered Equity Securities.
Sales of Unregistered Securities by the Company.
     On November 28, 2006, we issued 90,897 shares of our common stock to Sytera’s former stockholders as contingent consideration pursuant to the terms of Sirion Therapeutics’ acquisition of Sytera and based on the achievement of events relating to the development of ST-602. We issued these securities pursuant to the exemption from registration provided by Section 4(2) of the Securities Act of 1933 in reliance, among other things, on the size and manner of the offering and written representations and warranties from Sytera’s former stockholders.
Beneficial Ownership
     The following table sets forth certain information known to us with respect to the beneficial ownership (as defined in Instruction 4 to Item 403 of Regulation S-B under the Securities Exchange Act of 1934) of our Series A Convertible Preferred Stock (“Series A Preferred Stock”) and Common Stock as of March 23.2007 (after the consummation of the Contribution Transaction and Private Placement described in Item 1.01 and elsewhere in this current report) by (i) each person who is known by us to be the beneficial owner of more than 5% of any class of our voting securities, (ii) each of our directors and names executive officers, and (iii) all of our executive officers and directors as a group. Except as otherwise listed below, the address of each person is c/o Sirion Therapeutics, Inc., 3110 Cherry Palm Drive, Suite 340, Tampa, Florida 33619.

58 of 68

		Amount and Nature	Percent of
Name and Address of Beneficial		of Beneficial Owner	Class
Owner	Title of Class	(1)	(2)
5% or Greater Stockholders:

Affiliates of Avalon Ventures GP,	Series A Preferred	422,036	8.79%
LLC & Avalon Ventures VII GP,	Common Stock	1,387,699	37.83
LLC (3)(4)

888 Prospect Street
Suite 320
La Jolla, CA 92037

Randy D. Milby	Common Stock	250,000	6.81%
270 Presidential Drive
Wilmington, DE 19807

Affiliates of North Sound	Series A Preferred	3,125,000	65.14%
Capital LLC (4)(5)
20 Horseneck Lane
Greenwich, CT 06830

Quintiles Transnational Corp. &	Series A Preferred	1,250,000	26.06%
PharmaBio Development Inc.
(d/b/a NovaQuest) (4)(6)

4709 Creekstone Drive
Riverbirch Building, Suite 200
Durham, NC 27703

The Lichter Family Trust	Common Stock	214,294	5.84%
4950 Sandshore Court
San Diego, CA 92130 (7)

The Widder Family Limited	Common Stock	261,927	7.14%
Partnership (8)
P.O. Box 676250
Rancho Santa Fe, CA 92067

Directors and Named
Executive Officers:

Kevin J. Kinsella (3)	Series A Preferred	422,036	8.79%
	Common Stock	1,387,699	37.83%

Kenneth J. Widder, M.D. (8)	Common Stock	261,927	7.14%

Barry Butler	Common Stock	312,500	8.52%

Roger Vogel, M.D.	Common Stock	312,500	8.52%

Susan K. Benton	Common Stock	312,500	8.52%

Anthony Maida, III (9)	Common Stock	0	0%

Thomas Riedhammer, Ph.D. (9)	Common Stock	0	0%

All directors and executive	Series A Preferred	422,036	8.79%
officers as a group (3)(8):	Common Stock	3,354,474	91.4%

59 of 68

(1)	Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options and warrants exercisable or convertible at or within 60 days are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person. The indication herein that shares are beneficially owned is not an admission on the part of the listed stockholder that he, she or it is or will be a direct or indirect beneficial owner of those shares.

(2)	Based upon 3,668,733 shares of Common Stock, including 534,566 options, and 4,797,036 shares of Series A Preferred issued and outstanding as of March 23, 2007.

(3)	Includes 1,059,467 shares of Common Stock and 38,274 shares of Series A Preferred owned of record by Avalon Ventures VI, L.P., 314,691 shares of Common Stock and 11,365 shares of Series A Preferred owned of record by Avalon Ventures VI GP Fund, LLC, and 13,541 shares of Common Stock and 372,397 shares of Series A Preferred owned of record by Avalon Ventures VII, L.P. Avalon Ventures GP, LLC acts as the general partner of each of Avalon Ventures VI, L.P. and Avalon Ventures VI GP Fund, LLC (collectively, the “Avalon VI Funds”). Likewise, Avalon Ventures VII GP, LLC acts as the general partner of Avalon Ventures VII, L.P. (the “Avalon VII Fund” and, together with the Avalon VI Funds, the “Avalon Funds”). Kevin J. Kinsella acts as the managing member of each of Avalon Ventures GP, LLC and Avalon Ventures VII GP, LLC. In the foregoing capacities, each of Avalon Ventures GP, LLC and Mr. Kinsella has full voting and investment control with respect to the shares held of record by the Avalon VI Funds, and each of Avalon Ventures VII GP, LLC and Mr. Kinsella has full voting and investment control with respect to the shares held of record by the Avalon VII Fund. As a result, each of Avalon Ventures GP, LLC, Avalon Ventures VII GP, LLC and Mr. Kinsella may be deemed to be the beneficial owner of such shares. However, each of Avalon Ventures GP, LLC, Avalon Ventures VII GP, LLC and Mr. Kinsella specifically disclaims beneficial ownership of all shares held of record by the Avalon Funds except to the extent of its or his economic interest therein.

(4)	Does not include shares of Common Stock into which the stockholder’s Series A Preferred would be convertible but for a limitation on conversion set forth in the Company’s Certificate of Designations of Series A Convertible Preferred Stock. Such limitation may be waived by the holder by written notice to the Company, but such waiver would only be effective 61 days after delivery of such notice to the Company. If such limitation was disregarded or waived with respect to any holder of Series A Preferred, such stockholder’s Series A Preferred would be convertible on a one-to-one ratio for shares of Common Stock (which ratio is subject to adjustment from time to time upon the occurrence of certain events). If such limitation was disregarded or waived with respect to Avalon Ventures VI, L.P., Avalon Ventures VI GP Fund, LLC, and Avalon Ventures VII, L.P., but no other holder of Series A Preferred, affiliates of Avalon Ventures GP, LLC and Avalon Ventures VII GP, LLC would be deemed to beneficially own 1,809,735 shares of Common Stock or 39.13% of the class. If such limitation was disregarded or waived with respect to North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (collectively, the “North Sound Funds”) but no other holder of Series A Preferred, affiliates of North Sound Capital LLC would be deemed to beneficially own 3,125,000 shares of Common Stock or 42.64% of the class. If such limitation was disregarded or waived with respect to the shares of Series A Preferred held of record by PharmaBio Development Inc. (d/b/a NovaQuest), but no other holder of Series A Preferred, Quintiles Transnational Corp. and PharmaBio Development Inc. (d/b/a NovaQuest) would be deemed to beneficially own 1,250,000 shares of Common Stock or 22.92% of the class.

(5)	North Sound Capital LLC (“North Sound”) acts as the managing member and investment advisor, respectively of the North Sound Funds, who are the record holders of such securities. In such capacity, North Sound has voting and investment control with respect to the securities held by the North Sound Funds. Thomas McAuley is the Manager of North Sound. Although each of North Sound and Mr. McAuley may be deemed the beneficial owner of some or all of the shares held by the Funds pursuant to applicable securities laws, neither owns such shares directly. Each of North Sound and Mr. McAuley disclaims beneficial ownership of the shares held by the North Sound Funds except to the extent of their respective economic interests in each of the North Sound Funds.

(6)	These shares of Series A Preferred are owned of record by PharmaBio Development Inc. (d/b/a NovaQuest), which is a wholly-owned subsidiary of Quintiles Transnational Corp. As the sole stockholder of PharmaBio Development Inc. (d/b/a NovaQuest), Quintiles Transnational Corp. shares voting and investment control with respect to the shares of Series A Preferred owned of record by PharmaBio Development Inc. (d/b/a NovaQuest) and therefore may be deemed the beneficial owner of all of such shares, but is not a direct owner of such shares.

(7)	Jay Lichter, PhD. acts as trustee of The Lichter Family Trust. In such capacity, Dr. Lichter has full voting and investment control with respect to the shares held of record by The Lichter Family Trust. As a result, Dr. Lichter may be deemed to be the beneficial owner of such shares. However, Dr. Lichter specifically disclaims beneficial ownership of all shares held of record by

60 of 68

The Lichter Family Trust except to the extent of his economic interest therein.

(8)	Kenneth J. Widder, M.D. acts as a partner of The Widder Family Limited Partnership. In such capacity, Dr. Widder has full voting and investment control with respect to the shares held of record by The Widder Family Limited Partnership. As a result, Dr. Widder may be deemed to be the beneficial owner of such shares. However, Dr. Widder specifically disclaims beneficial ownership of all shares held of record by The Widder Family Limited Partnership except to the extent of his economic interest therein.

(9)	Thomas Riedhammer and Anthony Maida each own 20,000 options which are neither exercisable nor convertible at or within 60 days of this fling.
Item 12. Certain Relationships and Related Transactions, and Director Independence
Series A Preferred Stock Purchase Agreement
     We entered into a Series A Preferred Stock Purchase Agreement with North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd. (collectively, “North Sound”) in connection with our private placement of Series A Convertible Preferred Stock.
Investors’ Rights Agreement
     In connection with the private placement of our Series A Convertible Preferred Stock, we entered into an Investors’ Rights Agreement with North Sound, Avalon Ventures VI, L.P., Avalon Ventures VI GP Fund, LLC, Avalon Ventures VII, L.P., PharmaBio Development Inc. (d/b/a NovaQuest), The Widder Family Limited Partnership, The Lichter Family Trust, Nathan Mata, Gabe Travis, Barry Butler, Roger Vogel, M.D., Susan K. Benton, Philippe Boulangeat, and Randy Milby pursuant to which, among other things, we (i) granted certain registration rights with respect to our Common Stock to the parties to such agreement, (ii) imposed certain restrictions on the sale of such Common Stock for up to one year after the consummation of the private placement, and (iii) provided the parties with a right of first offer to purchase our securities in future offerings of our securities (subject to certain exceptions). The registration rights, right of first offer and restrictions on sale set forth in the Investors’ Rights Agreement apply to approximately 8,276,160 shares of our capital stock (subject to adjustment).
Acquisition of Sirion Therapeutics, Inc. and Related Transactions
     On September 13, 2006, we entered into a Contribution Agreement (the “Contribution Agreement”) with Sirion Therapeutics and Sirion Therapeutics’s former stockholders, including Barry Butler, Roger Vogel, M.D., Susan K. Benton, Philippe Boulangeat, The Widder Family Limited Partnership, PharmaBio Development Inc. (d/b/a NovaQuest), Avalon Ventures VI, L.P., Avalon Ventures VII, L.P. and The Lichter Family Trust in connection with our acquisition of Sirion Therapeutics.
     As part of our acquisition of Sirion Therapeutics, we assumed Sirion Therapeutics’s obligations under its Agreement and Plan of Merger with Sytera, Inc. This includes, among other things, the obligation to issue shares of our Common Stock and make cash payments to Sytera II based upon the achievement or occurrence of certain events relating to the development and commercialization of ST-602. Additionally, if we cease pursuing the development of ST-602, we would be required to make certain payments to the former Sytera stockholders or to assign all of our rights to such product to Sytera II. Sytera II is majority owned by Sytera’s former stockholders, including The Widder Family Limited Partnership, Avalon Ventures VI, L.P., Avalon Ventures VI GP Fund, LLC, Avalon Ventures VII, L.P., and The Lichter Family Trust, and we are a minority owner of Sytera II.
     Prior to our acquisition of Sirion Therapeutics, Sirion Therapeutics and PharmaBio Development Inc. (d/b/a NovaQuest) were parties to a Loan Agreement, Security Agreement and Promissory Note, pursuant to which PharmaBio Development Inc. (d/b/a NovaQuest) made a secured loan of approximately $5,000,000 to Sirion Therapeutics. In connection with that loan transaction, Sirion Therapeutics and PharmaBio Development, Inc. (d/b/a NovaQuest) also entered into an Investors Rights’ Agreement. Prior to our acquisition of Sirion Therapeutics, PharmaBio Development Inc.’s (d/b/a NovaQuest) loan was converted into 100,000 shares of Sirion Therapeutics’s Series A-1 Preferred Stock and the Loan Agreement, Security Agreement, Promissory Note and Investors’ Rights Agreement were terminated.

61 of 68

Acquisition of Rx Development Resources, LLC and Related Transactions
     On August 28, 2006, Sirion Therapeutics entered into a purchase agreement (the “RXDR Purchase Agreement”) with The Butler Partnership, Inc. (“BPI”), a company wholly-owned by Barry Butler, our Chief Executive Officer and a director and stockholder of the Company, and Mr. Butler’s wife, and Rogellen Partners, Inc. (“RPI”), a company wholly-owned by Roger Vogel M.D., our Chief Medical Officer and a director and stockholder of the Company, and his former wife, pursuant to which Sirion Therapeutics acquired all of the outstanding membership interests of RXDR. Under the terms of the RXDR Purchase Agreement, BPI and RPI are eligible to receive, as the sole consideration for their membership interests, contingent payments equal to 15% of collected revenue generated by our Contract Services business for each of the three years from after the date of the acquisition. Each of BPI and RPI received $60,045 for payment with respect to revenue generated by our Contract Services business during 2006.
     Prior to Sirion Therapeutics’s acquisition of RXDR, BPI and RPI each provided certain management and consulting services to RXDR pursuant to separate management services agreements with the RXDR, and RXDR in turn provided certain management and consulting services to Sirion Therapeutics pursuant to a master services agreement. Each of these services agreements terminated as of December 31, 2005.
     Prior to RXDR’s acquisition by Sirion Therapeutics, BPI and RPI loaned RXDR cash for working capital and agreed to defer payment for services from time to time. All amounts loaned to RXDR by BPI and RPI have been repaid.
Acquisition of Sytera, Inc. and Related Transactions
     In connection with Sirion Therapeutics’s acquisition of Sytera, Sirion Therapeutics entered into an Agreement and Plan of Merger, dated July 5, 2006, by and among Sirion Therapeutics, Sytera, Sytera II, The Widder Family Limited Partnership, as stockholder representative of the former Sytera stockholders, and Barry Butler as the stockholder representative for the stockholders of Sirion Therapeutics prior to the transaction (the “Sytera Merger Agreement”). Pursuant to the Sytera Merger Agreement, Sirion Therapeutics and Sytera consummated a statutory merger, with the separate existence of Sytera ceasing and Sirion Therapeutics continuing as the surviving entity (the “Sytera Merger”). In connection with the Sytera Merger, the former Sytera stockholders, including The Widder Family Limited Partnership, Avalon Ventures VI, L.P., Avalon Ventures VI GP Fund, LLC, Avalon Ventures VII, L.P., and The Lichter Family Trust, received 50% of the capital stock of Sirion Therapeutics (which they subsequently contributed to the Company pursuant to the Contribution Agreement identified above) as well as a promissory note in the aggregate principal amount of $5,000,000 (which was paid in full in connection with our acquisition of Sirion Therapeutics and subsequent private placement). The Sytera Merger Agreement also required Sirion Therapeutics to issue shares of its common stock and make cash payments to Sytera II based upon the achievement or occurrence of certain events relating to the development and commercialization of ST-602. Additionally, Sirion Therapeutics agreed that, if it ceases pursuing the development of ST-602, it would be required to make certain payments to the former Sytera stockholders or to assign all of its rights to such product to Sytera II. In connection with the Contribution Transaction, we have assumed Sirion Therapeutics’s obligations under the Sytera Merger Agreement.
     Prior to or in connection with the Sytera Merger, Sirion Therapeutics, Sytera and Sytera II entered into two Exclusive License Agreements with respect to ST-602. Pursuant to these Exclusive License Agreements. Sytera granted Sytera II an exclusive, worldwide, perpetual license to develop and market certain non-ophthalmic applications of ST-602, and Sytera II granted Sirion Therapeutics an exclusive, worldwide license to market and sell any such non-ophthalmic applications of ST-602 that are developed by Sytera II in exchange for Sirion Therapeutics’s payment of a one-time license fee and consulting fees in the aggregate amount of approximately $195,000. In connection with these transactions Sirion Therapeutics and Sytera II also entered into a Stock Purchase Agreement pursuant to which Sirion Therapeutics acquired a minority ownership interest in Sytera II for a purchase price of approximately $5,600.
     Also in connection with the Sytera Merger, Sirion Therapeutics entered into the following related agreements:
•	An Escrow Agreement, dated July 5, 2006, by and among Sirion Therapeutics, The Widder Family Limited Partnership, as stockholder representative for the former stockholders of Sytera, and Barry Butler, as stockholder representative for the stockholders of Sirion Therapeutics prior to the transaction, pursuant to which, among other things, the Sirion Therapeutics stockholders and the Sytera stockholders secured their respective indemnification obligations under the Sytera Merger Agreement by placing shares of Sirion Therapeutics’s common stock in escrow, which shares may be released to

62 of 68

the indemnified parties in the event of a breach of the indemnifying parties’ representations and warranties in the Sytera Merger Agreement;

•	A Voting Agreement, dated July 5, 2006, by and among Sirion Therapeutics, Barry Butler, Susan K. Benton, Philippe Boulangeat, Roger Vogel, M.D., The Widder Family Limited Partnership, Avalon Ventures VI, L.P., Avalon Ventures VI GP, LLC, Avalon Ventures, VII, L.P., Dr. Nathan L. Mata, and PharmaBio Development Inc. (d/b/a NovaQuest), pursuant to which, among other things, the parties agreed to vote their shares of Sirion Therapeutics’s common stock for the election of certain directors. This Voting Agreement terminated upon the consummation of the Contribution Transaction.

•	An Investor Rights Agreement, dated July 5, 2006, by and among Sirion Therapeutics, Barry Butler, Susan K. Benton, Philippe Boulangeat, Roger Vogel, M.D., The Widder Family Limited Partnership, Avalon Ventures VI, L.P., Avalon Ventures VI GP, LLC, Avalon Ventures, VII, L.P., Dr. Nathan L. Mata, and PharmaBio Development Inc. (d/b/a NovaQuest), pursuant to which, among other things, Sirion Therapeutics granted the other parties certain registration rights, information rights, consent rights, preemptive rights and other rights. This Investor Rights Agreement terminated upon the consummation of the Contribution Transaction.
Transactions Between the Company and the Founder
     Prior to the Contribution Transaction, the Company utilized the office space and equipment of its then sole shareholder and director, Randy D. Milby, at no cost. Management estimates the value thereof to be immaterial. Simultaneously with the Contribution Transaction, the Company repaid two notes payable to Mr. Milby in the aggregate amount of $17,500, plus all accrued interest.
     Immediately prior to the consummation of the Contribution Transaction, the Company redeemed 2,250,000 shares of our Common Stock from Mr. Milby for an aggregate purchase price of $225.00, which is equal to the aggregate par value of the redeemed shares.
Other Related Party Transactions
     Lisa Butler, spouse of Barry Butler, is employed by Sirion Therapeutics as Vice President of Medical Writing and Regulatory Operations and is paid an annual base salary of $130,000.
     RXDR is a party to a Master Laboratory Services Agreement, dated September 1, 2005, and a Confirmation of Central Laboratory Services, dated August 1, 2005, each with Quintiles Laboratories Limited, an affiliate of PharmaBio Development Inc. (d/b/a NovaQuest) and Quintiles Transnational Corp., pursuant to which Quintiles Laboratories Limited provides RXDR with ordinary course services at its standard rates.
     We have entered into Indemnification Agreements with each of our directors and executive officers. These Indemnification Agreements and our Certificate of Incorporation requires us to indemnify our directors and executive officers to the fullest extent permitted by Delaware law, and provide for advancement of legal expenses under certain circumstances.

63 of 68

Item 13. Exhibits

Exhibit No.	Description
3.1	Certificate of Incorporation of the Company(1)

3.2	Certificate of Amendment of Certificate of Incorporation of the Company(1)

3.3	Certificate of Amendment of Certificate of Incorporation of the Company(2)

3.4	Certificate of Designations of Series A Convertible Preferred Stock of the Company(3)

3.5	Bylaws of the Company(1)

3.6	First Amendment to Bylaws of the Company(8)

10.1	Agreement and Plan of Merger and Reorganization, dated July 5, 2006, by and among Sirion Therapeutics, Inc., Sytera, Inc., Sytera II, Inc., Kenneth J. Widder, M.D., as representative of the holders of Sytera, Inc. securities, and Barry Butler, as representative of the holders of Sirion Therapeutics, Inc. securities(3)*

10.2	Exclusive License Agreement, dated as of June 30, 2006, by and between Sytera, Inc. and Sytera II, Inc.(3)

10.3	Exclusive License Agreement, dated as of July 5, 2006, by and between Sirion Therapeutics, Inc. and Sytera II, Inc.(3)

10.4	Stock Purchase Agreement, dated as of July 5, 2006, by and between Sirion Therapeutics, Inc. and Sytera II, Inc.(3)

10.5	Agreement for Sale and Purchase of Membership Interests, dated June 2, 2006, by and between Rx Development Resources, LLC and Philippe Boulangeat(3)

10.6	Master Service Agreement, dated July 7, 2006, by and between Rx Development Resources, LLC and FOCUS-ED, LLC(3)

10.7	License Agreement, dated May 1, 2006, Rx Development Resources, LLC and FOCUS-ED, LLC(3)

10.8	Membership Interest Purchase Agreement, dated August 28, 2006, by and between Sirion Therapeutics, Inc., The Butler Partnership, Inc., and Rogellen Partners, Inc.(3)

10.9	Contribution Agreement, dated September 13, 2006, by and among the Company, Sirion Therapeutics, Inc. and the stockholders of Sirion Therapeutics, Inc.(3)

10.10	Series A Preferred Stock Purchase Agreement, dated September 13, 2006, by and among the Company, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd.(3)

10.11	Investors’ Rights Agreement, dated September 13, 2006, by and among the Company, North Sound Legacy Institutional Fund LLC and North Sound Legacy International Ltd., Avalon Ventures VI, L.P., Avalon Ventures VI GP Fund, LLC, Avalon Ventures VII, L.P., PharmaBio Development Inc., The Widder Family Limited Partnership, The Lichter Family Trust, Nathan Mata, Gabe Travis, Barry Butler, Roger Vogel, M.D., Susan K. Benton, Philippe Boulangeat and Randy Milby(3)

10.12	Assignment and Assumption of Lease, dated August 28, 2006, by and among Sirion Therapeutics, Inc. and Rx Development Resources, LLC(3)

10.13	Lease Agreement, dated May 24, 2004, by and between Liberty Property Limited

64 of 68

Exhibit No.	Description
Partnership and Sirion Therapeutics, Inc. (as assignee of Rx Development Resources, LLC)(3)

10.14	Sublease Agreement, dated September 5, 2006, by and between Avanir Pharmaceuticals and Sirion Therapeutics, Inc. for leased premises at 11408 Sorrento Valley Road, San Diego, California 92121(3)

10.15	Form of Amended and Restated Executive Employment Agreements by and between the Company, Sirion Therapeutics, Inc. and their executive officers(3)

10.16	Offer Letter, dated April 25, 2006, from the Sirion Therapeutics, Inc. to Dawn Bennett Johnson(3)

10.17	Offer Letter, dated April 25, 2006, from the Sirion Therapeutics, Inc. to William F. Stringer(3)

10.18	Consulting Agreement, dated as of July 5, 2006, by and between Sirion Therapeutics, Inc. and Philippe Boulangeat(3)

10.19	Consulting Agreement, dated July 5, 2006, by and between Sirion Therapeutics, Inc. and Kenneth J. Widder, M.D.(3)

10.20	Consulting Agreement, dated July 5, 2006, by and between Sirion Therapeutics, Inc. and Jay Lichter, Ph.D(3)

10.21	Form of Indemnification Agreements by and between the Company and its executive officers and certain directors(3)

10.22	Form of Noncompetition and Nonsolicitation Agreement, dated as of July 5, 2006, by and between Sirion Therapeutics, Inc. and certain former stockholders of Sytera, Inc.(3)

10.23	Management Services Agreement, dated December 1, 2004, between Rx Development Resources, LLC and The Butler Partnership, Inc.(3)

10.24	Management Services Agreement, dated December 1, 2004, between Rx Development Resources, LLC and Rogellen Partners, Inc.(3)

10.25	Promissory Note, dated February 7, 2006, issued by the Company to Randy Milby(3)

10.26	Promissory Note, dated June 15, 2006, issued by the Company to Randy Milby(3)

10.27	Termination and Acknowledgment Agreement, dated September 13, 2006, between the Company and Randy Milby(3)

10.28	Loan Agreement, dated February 14, 2006, by and among Sirion Therapeutics, Inc. and PharmaBio Development Inc. (d/b/a NovaQuest)(3)

10.29	First Amendment to Loan Agreement, dated July 5, 2006, by and among Sirion Therapeutics, Inc. and PharmaBio Development Inc. (d/b/a NovaQuest)(3)

10.30	Security Agreement, dated February 14, 2006, by and among Sirion Therapeutics, Inc. and PharmaBio Development Inc. (d/b/a NovaQuest)(3)

10.31	Promissory Note, dated February 14, 2006, issued by Sirion Therapeutics, Inc. to PharmaBio Development Inc. (d/b/a NovaQuest)(3)

10.32	Investors’ Rights Agreement, dated February 14, 2006, by and among Sirion Therapeutics, Inc. and PharmaBio Development Inc. (d/b/a NovaQuest)(3)

10.33	Termination of Loan Documents and Investors’ Rights Agreement, dated September 13, 2006, by and among Sirion Therapeutics, Inc. and PharmaBio Development Inc. (d/b/a NovaQuest)(3)

65 of 68

Exhibit No.	Description
10.34	Master Laboratory Services Agreement, dated September 1, 2005, by and between Rx Development Resources, LLC and Quintiles Laboratories Limited(3)

10.35	Confirmation of Central Laboratory Services, dated August 26, 2005, by and between Rx Development Resources, LLC and Quintiles Laboratories Limited(3)

10.36	Exclusive License Agreement, dated June 15, 2006, by and between Sirion Therapeutics, Inc. and Laboratorios Sophia S.A. de C.V.(3)*

10.37	Exclusive License Agreement, dated April 3, 2006, by and between Sirion Therapeutics, Inc. and Senju Pharmaceutical Co., Ltd.(3)*

10.38	Softgel Development and Clinical Supply Agreement, dated October 5, 2005, by and between Sirion Therapeutics, Inc. (as successor to Sytera, Inc.) and Cardinal Health PTS, LLC(3)*

10.39	Cardinal Health PTS, LLC Quotation, dated May 23, 2006(3)*

10.40	Cardinal Health PTS, LLC Quotation, dated May 23, 2006(3)*

10.41	Cardinal Health PTS, LLC Quotation, dated September 1, 2006(3)*

10.42	Binding Letter of Intent and Term Sheet, dated July 20, 2006, by and between Sirion Therapeutics, Inc. and Plantex USA, Inc.(3)*

10.43	Encompass Pharmaceutical Services, Inc. Proposal, dated August 3, 2006(3)*

10.44	Encompass Pharmaceutical Services, Inc. Proposal, dated August 7, 2006(3)*

10.45	Bio-Concept Laboratories, Inc. Quotation, dated July 24, 2006(3)*

10.46	Memorandum of Agreement, dated September 21, 2006, between Sirion Therapeutics, Inc. ad DSM Pharmaceuticals, Inc.(2)*

10.47	Assignment and Amendment of Consulting Agreement, dated September 25, 2006, by and among Sirion Therapeutics, Inc., Kenneth J. Widder, M.D. and DSC Associates, LLC(2)

10.48	Sirion Holdings, Inc. 2006 Stock Incentive Plan(2)

10.49	Exclusive License Agreement, dated January 10, 2007 by and between Sirion Therapeutics, Inc. and Laboratoires Thea S.A *

10.50	Form of Incentive Stock Option Agreement (6)

10.51	Form of Non Qualified Stock Option Agreement (6)

10.52	Second Amendment to Investors Rights Agreement (7)

16.1	Letter, dated October 6, 2006 from Raich Ende Malter & Co. LLP(4)

16.2	Letter, dated October 23, 2006 from Raich Ende Malter & Co. LLP(5)

21.1	Subsidiaries

31.1	Certification of Chief Executive Officer, pursuant to Rule 13a-14(a).

31.2	Certification of Senior Vice President Finance, pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Senior Vice President Finance, pursuant to Section 1350.

(1)	Incorporated by reference to the Company’s Form 10-SB filed with the Securities and Exchange Commission on March 3, 2006, Commission File No. 000-51834.

(2)	Incorporated by reference to the Company’s Form 10-QSB filed with the Securities and Exchange Commission on November 15, 2006, Commission File No. 000-51834.

(3)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on September 18, 2006, Commission File No. 000-51834.

66 of 68

(4)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on October 11, 2006, Commission File No. 000-51834.

(5)	Incorporated by reference to the Company’s Amendment No. 1 to Form 8-K filed with the Securities and Exchange Commission on October 24, 2006, Commission File No. 000-51834.

(6)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on November 21, 2006, Commission File No. 000-51834.

(7)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on December 22, 2006 Commission File No. 000-51834.

(8)	Incorporated by reference to the Company’s Form 8-K filed with the Securities and Exchange Commission on January 17, 2007 Commission File No. 000-51834.

*	Certain Parts of this exhibit have not been disclosed and have been filed separately with the Secretary of Securities and Exchange Commission, and are subject to a confidential treatment request pursuant to Rule 24b-2 of the Securities Exchange Act of 1934.
Item 14. Principal Accountant Fees and Services
Audit Fees
     During 2006 and 2005 we were billed by our accountants, Pender Newkirk and Company, approximately $300,300 and $0 respectively for audit and review fees associated with our 8K, 10KSB and 10QSB filings.
Audit Related Fees
     During 2006 we were billed by our consultant, Michelle Greenberg, approximately $24,100 for preparation fees associated with the audits and reviews.
     During 2006 we were also billed by our consultant, Kirland, Russ, Murphy and Tapp, approximately $28,500 for review fees and preparation of financial statements and related disclosures.
Tax Fees
     During 2006 and 2005 we were billed by our accountants, Pender Newkirk and Company, approximately $0 for tax work.
Other Tax Fees
     During 2006 we were billed by our consultants, Davies and Firmin, approximately $6,300 for the preparation of the tax returns.

67 of 68

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Sirion Holdings, Inc.

By:	/s/ Barry Butler Barry Butler, Chief Executive Officer

Date:	March 30, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 30, 2007	/s/ Barry Butler Barry Butler, Chief Executive Officer and Director

Date: March 30, 2007	/s/ Todd Creech

Todd Creech, Senior Vice-President Finance

Date: March 30, 2007	/s/ Roger Vogel

Roger Vogel, Director

Date: March 30, 2007	/s/ Thomas Riedhammer

Thomas Riedhammer, Director

Date: March 30, 2007	/s/ Kenneth J. Widder

Kenneth J. Widder, Director

68 of 68